Form 10-K
period 2019-12-29
BT Brands, Inc.
filed 2020-04-15
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4744185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None

Registrant’s telephone number, including area code: (701) 277-0080

Securities registered under Section 12(b) of the Exchange Act:

 None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 11, 2019 was approximately $3,924,246, based on a price per share of $1.50. The registrant was privately held on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), and as such, the registrant has elected to use November 11, 2019 as the calculation date, which was the effective date of the registration statement for the registrant’s initial public offering. The price per share listed above is equal to the price at which the registrant’s common stock was offered in the initial public offering.

At April 14, 2020, there were 8,095,004 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

We operate on a 52/53-week year ending on Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2019 was a 52-week period ending December 29, 2019. Fiscal 2018 was a 52-week period ending December 30, 2018.

PART I

Item 1. Business.

In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms “BT Brands,” the “Company,” “we,” “us,” “our,” “our Company,” and “our business” refer to BT Brands, Inc. together with its consolidated subsidiaries.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report, including the sections entitled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements.

These forward-looking statements relate to future events or our future financial performance and are based on our present beliefs and assumptions, as well as the information currently available to us. They involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these statements.

Forward-looking statements may be introduced by or contain terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, cash flows, financial position or achievements. Accordingly, we caution you not to place undue reliance on any forward-looking statements we may make.

Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:

•	capital requirements and the availability of capital to fund our growth and to service our existing bank debt;
•	difficulties executing our growth strategy, including developing new restaurants and completing acquisitions that are profitable;
•	the general economic downturn resulting from the coronavirus COVID-19 global pandemic and its aftermath;
•	business interruptions resulting from the coronavirus COVID-19 global pandemic and its aftermath;
•

all the risks of acquiring one or more existing restaurants or an existing restaurant business, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

•	difficulties in increasing restaurant revenue and comparable restaurant sales;
•	our failure to prevent food safety and food-borne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

•	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;
•	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from minimum wage increases;
•	our vulnerability to increased food, commodity and energy costs;
•	our vulnerability to increasing labor costs;
•	the impact of governmental laws and regulation;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions and adverse weather and other unforeseen conditions, especially in the upper midwestern United States where most of our restaurants currently are located; and
•	inadequately protecting our intellectual property or breaches of security of confidential consumer information.

These risks and other factors described elsewhere in this Annual Report, as well as in other filings we make with the Securities and Exchange Commission, or SEC. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Overview of Operations

We own and operate nine Burger Time restaurants and a Dairy Queen franchise. Our “Burger Time” restaurants feature a variety of burgers and other affordably priced foods such as chicken sandwiches, pulled pork sandwiches, side dishes and soft drinks. Our DQ restaurant serves the menu developed by DQ and sold across the country. We believe that our restaurants appeal to a broad range of consumers. We serve customers by way of a single or double drive-thru format and walk up windows. We generally do not offer interior seating but provide outdoor seating areas and parking areas for customer use. Our Burger Time restaurants are located in the upper Midwest, including four restaurants in North Dakota, two in South Dakota and three in Minnesota. Our Dairy Queen franchise is located in Minnesota.

Our Burger Time operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit the maximum attention to quality and speed of preparation; (iii) providing fast service by way of the single or double drive-thru design and a point-of-sale system at some of our restaurants that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

We operate in the fast food hamburger category of the Quick Service segment (QSR) of the restaurant industry. The QSR segment comprises fast food restaurants characterized by limited menus, limited or no table service and fast service. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to recent estimates, QSR represents 80 percent of total commercial foodservice visits in the United States and every day about 50 million Americans eat fast food. In 2019, this segment generated $273 billion in revenue in the U.S., making it the largest segment of the restaurant industry.

We are seeking to increase value for our shareholders in the foodservice industry. We expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue expansion in the number of locations and to increase comparable store sales and profits. Among the possible growth strategies, we may acquire operating assets where a franchise rollout of the acquired foodservice business is concluded by management to be the most appropriate growth plan. Management of a franchise business will expose the Company to additional risks that we do not currently face.

Our business plan is to grow through acquisitions in the foodservice industry. In addition, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. We also expect to identify and complete acquisitions of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations.

Our Corporate History

The Company was incorporated in the state of Delaware as Hartmax of NY, Inc. in January 2016 with no assets or operations, and, until the Share Exchange described below, was majority-owned by affiliates of the placement agent in the 2018 Private Placement described below. Upon the closing of the 2018 Private Placement, the Company and BTND, LLC, a Colorado limited liability company, which we refer to as BTND, entered into a Share Exchange Agreement whereby the members of BTND exchanged all of their membership interests in BTND for shares of our common stock comprising 85.9% of the outstanding shares of our Company, without giving effect to the sale of any securities sold in the 2018 Private Placement. Two affiliates of the placement agent together held 11.7% of our common stock, without giving effect to the sale of any securities sold in the 2018 Private Placement. After giving effect to the Share Exchange, the Company became the sole member of BTND and BTND’s managing member, Gary Copperud, became the chief executive officer of the Company. Following with the Share Exchange, the Company changed its name to BT Brands, which is the parent company of BTND, which in turn became a wholly-owned operating subsidiary of the Company.

In July 2018, we completed a private placement of our securities in which we issued and sold an aggregate of 410,004 shares of our common stock at a purchase price of $1.50 per share and warrants to purchase up to 205,006 shares of our common stock with an initial exercise price equal to $2.00 per share, for which Maxim Group, LLC acted as the placement agent (the “2018 Private Placement”). We received approximately $615,000 in gross proceeds from the sale of the securities in the 2018 Private Placement. After deducting placement agent fees and other expenses payable by us in connection with the 2018 Private Offering, we received net proceeds of approximately $492,266.

On June 13, 2019, the Company amended and restated its certificate of incorporation, which we refer to throughout this Annual Report as our certificate of incorporation, to change its corporate name to “BT Brands, Inc.” to better reflect its multi-faceted growth plan, and to adopt certain provisions that are in line with its status as a public company. On June 13, 2019, the Company adopted amended and restated bylaws, which we refer to herein as our bylaws, also to reflect the Company’s status as a public company.

The Burger Time brand originated in August 1987 with the opening of the first restaurant in Fargo, North Dakota. Over the next five years, several additional Burger Time restaurants were opened in Minnesota, North Dakota and South Dakota. In 2005, the restaurant assets were sold to STEN Corporation, a public company of which Kenneth Brimmer, our Chief Operating Officer, Chairman and member of board of directors, and Gary Copperud, our Chief Executive Officer and a member of our board of directors were officers and directors. In May 2007, BTND purchased the assets of the Burger Time from STEN Corporation. Gary Copperud was the managing member of BTND from the acquisition in 2007 until the closing of the share exchange and 2018 Private Placement.

Since 2007, BTND from time to time sold restaurant assets, including the underlying real property, for a profit, resulting in the closing of the stores located on the respective properties, and BTND has closed two other stores upon the expiration of the leaseholds on which they were located. In December 2018, we closed a store located in Richmond Indiana which was open for only 18 months.

Burger Time Restaurants

Menu

At our Burger Time restaurants, we seek to give our customers more good food for their money and to deliver it “hot ‘n fresh.”

Our Burger Time restaurants feature a wide variety of juicy, flame broiled burgers that we refer to as “Bigger Burgers” because they are made with approximately 25% more meat and are larger in diameter than the typical quarter pound burger offerings served by our competitors. Our burgers are custom made to our specifications by our supplier, with no fillers, only beef and salt. Each burger is prepared to a customer’s individual order and is served hot and fresh. Burger favorites include a mushroom Swiss burger, a jalapeno burger, and a full pound burger to satisfy the heartiest appetite. Other entrees items also include chicken sandwiches, pulled pork sandwiches and chicken chunks. Our burgers and sandwiches are served on fresh buns and are topped with generous helpings of top-tier condiments. We offer an array of traditional and signature sides, many of which have evolved into regional favorites, such as large cut battered onion rings, cheese curds, fried pickle spears and chicken fries. We also offer soft drinks and other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at similar price points. Our limited menu is designed to deliver quality across all products, a high taste profile and speedy of delivery.

Our objective is to serve customers within 60 seconds of their arrival during the peak day parts of lunch and dinner and within 3 minutes at other times. We can achieve this based on our single and double drive-thru format and on our integrated restaurant design and equipment lay-out that allows us to deliver exceptional food with fast service times. Our restaurants have a computerized point-of-sale system which displays each item ordered on a monitor viewed by food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled, thereby increasing the speed of service to the customer and the number of sales per hour.

One of our key operating strategies is to minimize inventory and storage requirements and mandating frequent deliveries, which ensures that our food is always fresh.

Our restaurants are generally open from 10 am to 10 pm seven days a week, for lunch, dinner and late-night snacks and meals.

We believe that our restaurants appeal to a broad spectrum of consumers but we appeal to consumers who appreciate the size and variety of our burgers, the value for the money proposition offered by our bigger burgers and the speed and efficiency offered by our single and double drive-thru windows.

Locations

The table below provides basic information about each of our restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota (1)	1991	650	15,000	Leased	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (2)	2015	1,664	31,723	BTND DQ, LLC (4)	BTND DQ, LLC (3)
West St. Paul, Minnesota	2016	1,020	18.280	BTND, LLC	BTND, LLC
Richmond, Indiana (4)(5)	held for sale	1,062	23,086	BTND IN, LLC (4)	BTND, LLC
Hazelwood, Missouri (5)	held for sale	1,566	51,386	BTND MO, LLC (5)	BTND MO, LLC (5)(6)

___________

(1)	Land is leased from a third party.
(2)	Dairy Queen franchise.
(3)	Restaurant operations are 99% owned by BTND, LLC and 1% owned by current restaurant manager.
(4)	Restaurant operations closed in December 2018.
(5)	Property for sale.

We own the real estate on which all, but one of our ten operating restaurants are situated. We lease the property on which one of our Sioux Falls, South Dakota restaurants is situated. The Sioux Falls location is leased on a month-to-month basis, for which we pay monthly rent of $1,600 to a third party.

All our owned properties are subject to mortgages secured by our real and personal property. At the end of fiscal 2019, we had approximately $3.5 million in outstanding promissory notes payable on our owned locations. Interest on most of the notes is fixed at 4.75%, though two of our smaller notes have a fixed rate of 5.50%. One of the notes has an adjustable rate based on the five-year Treasury Note rate in 2021, with a floor of 4.00%. In addition to its being secured by the restaurants and other property at the sites, each note is also personally guaranteed by Gary Copperud, our Chief Executive Officer.

Our restaurants are in commercial and mixed-use zoning districts, where our target customers work, which positions the restaurants for lunch and dinner visits.

Burger Time Restaurant Design

Our Burger Time units are free-standing facilities with single or double drive-thru capability and walk-up service windows. The menu, store layout and equipment are designed to work together to allow us to offer exceptional food with fast service times. This integrated design allows for maximum food output with minimal labor.

Burger Time stores have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages. Historically, Burger Time stores have ranged from 600 to 800 sq. ft., though some of our recent stores have been larger, from approximately 1,000 to 1,650 sq. ft. Regardless of its size, each restaurant has been designed for maximum financial and operational efficiency, with only four employees required to effectively staff it. As a result of their small size, our restaurants can be constructed on as little as 15,000 square feet of land. As a result of the small size of the structure, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

Our Burger Time design encompasses a red and white structure and features a single or double drive thru. The roof overhangs to protect the drive thru windows from the weather. A walk-up service window is situated at the front of each restaurant. Our design and color scheme are intended to convey a message of “clean and fast” to the passing motorist. Our restaurants do not provide an interior dining area but offer parking and a patio for outdoor eating.

Staffing

Each restaurant is staffed with twelve to sixteen employees, including a manager, and an assistant manager. Work shifts are staggered and vary in length of time to ensure superior customer service during our busiest times. We are focused on customer service and we seek to staff our stores with personnel who are friendly, and customer focused.

We are fortunate to have enjoyed a long relationship with many of the managers of our restaurants, several of whom have been with Burger Time more than seven years. We will seek to establish similar relationships with the managers joining us in the future.

Our highly experienced managers train new assistant managers over a period of several months in all facets of a restaurant’s operations. Other personnel can be trained in a matter of days.

Our manager training stresses food quality; fast, friendly customer service; restaurant cleanliness; and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs.

Our managers and assistant managers are full time employees. We support our managers by offering competitive wages, including an incentive bonuses tied to sales performance for each quarter. Most other staff members are part time employees.

Our future growth and success are highly dependent upon our ability to attract, develop and retain qualified restaurant management and hourly staff members, which may be challenging.

Restaurant Reporting

Each restaurant has a computerized point-of-sale system monitored by the management of the restaurant. With this system, managers can monitor sales, labor, customer counts and other pertinent information. This information allows a manager to better control labor utilization, inventories and operating costs. Information is reported up to our corporate staff where it is analyzed to maximize cost efficiencies in food and labor costs and inventories and customer counts on a weekly basis and profit and loss statements and balance sheets on a monthly basis.

The general manager of each restaurant reports directly to our President, who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All our restaurants prepare detailed monthly operating budgets and compare their actual results to their budgets.

Purchasing and Distribution

We purchase most of our food, paper, packaging and related supplies from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis. Typically, our inventory of supplies is never more than $5,000 at any restaurant. This ensures that our food is consistently fresh and frees cash flow for other purposes. Our agreement with Sysco expires on June 3, 2020. We have customarily entered into a new agreement with Sysco every two years. Either party may terminate the agreement after the initial year with 180 days’ notice or in the event of a material breach that is not cured within 60 days. The agreement may be terminated by Sysco in the event that we fail to pay any amounts owed, or if, in Sysco’s sole judgment, either our financial position deteriorates materially or Sysco becomes aware of circumstances that would materially impact our ability to meet our financial obligations.

We are party to a five-year exclusive beverage service agreement under which we have agreed for most locations to purchase our beverages, other than coffee, tea or milk, from Pepsi-Cola Bottling of Fargo., through December 22, 2020. Under this agreement, Pepsi provides to us economic incentives for being an exclusive supplier and provides beverage-dispensing equipment free of charge. Either party may terminate the agreement in the event of a material breach that is not cured within 30 days.

Beef is our largest product cost item and is expected to remain such for the foreseeable future. Fluctuations in supply and prices can significantly impact our financial results.

Marketing and Advertising

Our marketing efforts for Burger Time are intended to convey the principles that we believe attract our core customers – we provide our patrons with more good food for their money by offering them “a bigger burger” and we give it to them “hot ‘n fresh.”

To date, our marketing and advertising spend has been allocated to advertisements in newspapers and radio in the geographic areas in which our restaurants are located. In addition, we have employed product discount coupons, live remote broadcasts, customer contests and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. Increasingly, we deploy social media tools, such as Facebook, to promote our brand and local stores. Collectively, however, our marketing-related expenditures to date have historically comprised less than 1% of our net revenues.

We believe our restaurant sales have traditionally, and generally, been derived from drive-by traffic and dedicated return visits from loyal customers. However, we recognize that as we expand our restaurant base, our marketing and advertising expenditures will need to increase commensurately. We further expect that as we open new restaurants in existing geographic areas, we will be able to take advantage of operating and marketing efficiencies resulting from the “clustering” of our restaurants.

We expect to develop and deploy a more sophisticated marketing campaign, including an expanded social media presence, intended to build consumer brand awareness of our restaurants.

Dairy Queen Franchise

In October 2015, we acquired a 99% ownership interest in a Dairy Queen franchise in Ham Lake, Minnesota. The remaining 1% ownership interest in the franchise is owned by the General Manager of the location who possesses certain Dairy Queen qualifications and whose ownership is required under the operating agreement with the franchisor.

Because we are a franchisee, we are party to a franchise agreement with Dairy Queen that, among other things, restricts our menu offerings at this location to the established Dairy Queen menu and severely limits our flexibility in the operating model we may employ at this location. Specifically, we are prohibited from selling any Burger Time items at this franchise and we may not market this restaurant as a part of our Burger Time family.

We have no plans at this time to enter into any other franchise agreements with Dairy Queen or any other national chain of restaurants, as we believe our profitable future can best be realized by expanding the Burger Time brand or by acquiring another restaurant chain. However, should we become aware of another attractive opportunity to assume control of a franchise, we may consider it.

Burger Time Restaurant Economic Model

Our new restaurant economic model is based on three principles: a low capital investment, low conversion and incremental expenses and lean and disciplined operating efficiencies. For example, in the case of our Burger Time locations, because we do not offer interior seating, our restaurant footprint is small, generally around 650 sq. ft., which can be situated on a parcel of real estate as small as 15,000 sq. ft (approximately 0.344 acres), which includes sufficient space for parking and outdoor seating. While some of our newer restaurants have been larger, enabling us to offer some limited in-store seating, our basic model remains the same and our real estate costs, whether we purchase or lease, remain relatively low.

Operationally, we take several steps to maintain efficiency, including maintaining inventory of no more than approximately $5,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

Our current Burger Time restaurant investment model targets an average total cash investment of between $325,000 and $535,000, or an average of $425,000. Real estate and finance costs may vary materially by location but, assuming the average investment figure applies, the amount allocated to the purchase of real estate would be approximately $225,000. We would typically contribute 25% of the purchase price, or $56,250, in cash and the 75% balance, or $168,750, would be financed through third parties. We believe that owning the land is a financially sound investment and we intend to pursue this strategy for so long as economic conditions allow.

Restaurant opening expenses include both asset development directly related to the conversion of new restaurants and incremental out-of-pocket costs incurred prior to opening. The table below captures an estimate of these expenses as it relates to a Burger Time development:

Fixtures and remodeling:	$150,000
Equipment and machines:	$25,000
Initial inventory:	$2,000
Hiring and training and related costs:	$10,000
Grand opening advertising:	$15,000
Security deposits, utility deposits, business licenses, attorneys’ fees and prepaid expenses, including insurance and miscellaneous expenses:	$11,000

These costs can fluctuate significantly, based on the number and timing of restaurant openings and the specific expenses incurred for each restaurant.

We have sought to acquire sites for Burger Time restaurants that previously had been operated but that discontinued operations for any number of reasons. Our experience shows that there are a number of these sites with improvements available for purchase, in some cases below replacement cost. If we purchase properties such as these, we may be able to utilize the existing structure and remodel or renovate it to our specifications.

Based on our experience, we believe that our new restaurants may require six to nine months after opening, or more, to achieve their targeted restaurant-level sales and operating margin due to cost of sales and labor inefficiencies, especially with respect to restaurants that we open in new geographic areas. We have limited experience opening new restaurants, based upon our recent experience in both West St. Paul, Minnesota and Richmond, Indiana, the initial 2-3 months shows a strong “honeymoon” effect as patrons try a new location. As is common in the restaurant industry, following the initial honeymoon period, we see sales stabilize as we attract a group of regular repeat customers with the goal of growing the base of customers as we reach the target sales level in six to nine months and continue to grow in the future periods. If we open restaurants in new and untested markets, achieving targeted restaurant-level sales may take longer since the local population will not be familiar with our food and it will take time to build brand awareness. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand when we enter new markets, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, and this pattern is difficult to predict. As a result, any number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. We believe that by a restaurant’s second full year of operations, we can achieve an annualized cash-on-cash return of approximately 30% of our investment on new restaurants, although there is no assurance that this target will be met. We determine the annualized cash-on-cash return based upon the free cash flow generated by the unit after all expenses including required capital improvement compared to the net cash invested after deducting and mortgage financing secured before or after the unit is opened. This is the targeted return calculated based upon our new unit investment analysis and is based upon limited experience in opening new stores and there is no assurance the targeted returns will be achieved. “Cash-on-cash return” is calculated based on the restaurant-level earnings before interest, taxes, and depreciation and amortization (EBITDA), and is based upon the net equity investment by the Company in relation to EBITDA on an annualized basis. Our acquisition criteria seek to achieve a return in excess of the 30% target; however, as a result of the many risks and uncertainties surrounding an acquisition, there is no assurance this return will be achieved.

Growth Strategy

We are seeking to increase value for our shareholders in the foodservice industry. We expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue a growth plan to both expand the number of locations and to increase comparable store sales and profits. Among the possible growth strategies, we may acquire operating assets where a franchise rollout of the acquired foodservice business is concluded by management to be the most appropriate growth plan. Management of a franchise business will expose the Company to additional risks that we do not currently face.

Our business plan is to grow through acquisitions in the foodservice industry. In addition, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. We also expect to identify and complete acquisitions of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations.

The financing we received from the 2018 Private Placement did not provide sufficient capital to complete a significant restaurant acquisition. Recently, we have been reviewing potential acquisitions that will allow us to leverage our existing infrastructure with established profitable locations as we seek a high return on our invested capital; however, we do not have any specific acquisitions planned. Any such acquisition likely will require raising additional capital to complete the purchase and to grow the business. It is possible that future acquisitions may have locations which could converted to Burger Time stores.

We will seek to acquire one or more existing restaurants and/or restaurant chains, including concepts that feature menu options that differ from the menu items we offer at Burger Time. Restaurant businesses become available for acquisition frequently and we believe that we may be able to purchase either individual properties or multi-unit businesses at prices providing an attractive return on our investment. Successful execution of our acquisition strategy will allow us to diversify our operations both into other dining concepts and geographic locations. This strategy may include one or more restaurants that lease locations from a third party as opposed to owning the real property on which the stores are located. This approach would result in a change to our historical core business model which was to own the real estate on which our restaurants operate. This approach may prove to be riskier to our business and less appealing to investors and potential sources of funding.

In all cases, implementation of our growth strategy is contingent upon the availability of adequate financing to fund both the acquisition and our expansion, of which we cannot be assured.

Expand Our Restaurant Base Through Acquisitions

The acquisition of an existing restaurant chain or individual restaurants combined with new restaurant development is expected to be the key driver of our growth strategy. We believe that there are numerous opportunities to acquire and open new restaurants in existing and new geographic areas. Initially, we plan to develop new restaurants in some of our existing markets to take advantage of operational and financial efficiencies. This approach can provide specific economic benefits including lower supply and distribution costs, improved marketing efficiencies and increased brand awareness.

From time to time, we may close restaurants based on operating metrics or other factors. We have closed only one restaurant since 2011 (Richmond, Indiana opened in 2017 and closed in 2018) and do not anticipate closing any restaurants in 2020 or in the foreseeable future thereafter. There is no guarantee that we will be able to increase the overall number of our restaurants. We may be unsuccessful in expanding within our existing or into new markets for a variety of reasons, including competition for customers, sites, employees, licenses and financing.

Increase Comparable Restaurant Sales

We believe that acquisitions of restaurants relative to our comparable restaurant base will be our primary driver of growth and increased revenue. However, we are considering ways to improve sales and restaurant performance. We expect to develop a more aggressive on-line presence including a mobile app which could be downloaded by customers and used to drive immediate customer visits to our locations. In addition, we will continue to create and offer seasonal and limited-time specialties to keep our menu fresh and our customers interested. We may require additional capital for such purposes, and we cannot be certain that such capital will be available on terms acceptable to us or at all.

Increase Brand Awareness

Our loyal customer base and following is now entering a third generation of Burger Time devotees. In order to develop and enhance brand awareness, we intend to update and expand our web presence. We expect to create a complete web-based program designed around mobile usage, including introducing a web- based loyalty program. We will deploy internet advertising to match specific menu items targeted to specific demographic groups. We will deploy cross-over ads with radio and social media interacting with each other. We intend to develop social media campaigns in other markets. We may require additional capital for such purposes, and we cannot be certain that such capital will be available on terms acceptable to us or at all.

Trademarks and Service Marks

We have registered our trademarks “It’s Burger Time” and “Hot ‘n Now” with the United States Patent and Trademark Office. We believe that our trademarks and service marks have value to us and are important to our marketing efforts. We may develop additional marks in the future. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks.

Competition

The restaurant industry is highly competitive and is dominated by major chains that possess substantially greater financial and other resources than we have. The industry is affected by changes in a geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities. We compete primarily on the basis of value of food (portion size), price, food quality and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have an adverse impact on our sales, earnings and growth. Our competition includes a variety of national and regional fast food chains and locally owned restaurants that offer carry-out, dine-in, delivery and catering services, many of which have achieved significant brand and product recognition and engage in extensive advertising and promotional programs. Our competition in the geographic areas in which operate include McDonalds, Burger King, Carl’s Jr. and Wendy’s.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the first and fourth quarters due to the impact of cold weather at our upper Midwest locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue.

Employees

As of December 29, 2019, the Company had three members of its senior corporate personnel. Each of the Burger Time restaurants and the Dairy Queen franchise has both a manager, who is a full-time, salaried employee, and an assistant manager or supervisor and a varying number of restaurant staff, all of whom are hourly employees. As of December 29, 2019, we had approximately 107 employees, of which 17 were full time and 90 were part time. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

We have, from time to time, purchased publicly traded marketable securities, which are classified in our consolidated financial statements as “available-for-sale.” These securities consisted of investments in exchange-listed common stocks with published prices per share readily available.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our restaurant properties appears above under the heading “BUSINESS—Locations.” We lease our executive offices, consisting of approximately 1,000 square feet located at 405 West Main Street, West Fargo, North Dakota, on a month-to-month basis at a cost of $500 per month. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Mortgages

We currently have mortgages on each of our restaurant locations except two. As of December 29, 2019, the total amount of the loans we owe on those properties is approximately $3,350,000. Our monthly payments on these mortgages total $31,128.

Rental Properties

We currently lease the land one of our Sioux Falls, South Dakota locations on a month-to-month basis and the monthly rent we pay is $1,600.

Regulation and Compliance

Our operations are subject to a wide range of federal, state and local government regulations, including those relating to, among others, public health and safety, zoning and fire codes, labor and franchising. Our failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our restaurants. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable laws, codes and regulations. To date, we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, however, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions, or approvals in the future could delay or prevent the opening of, or adversely impact the viability of, a restaurant.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to various laws and regulations relating to any future franchise operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the ACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

Currently, the Company is not engaged in the business as a “franchisor” and operates a Dairy Queen unit as a “franchisee of Dairy Queen. Franchise operations will be governed by state laws that regulate the offer and sale of franchises and the franchisor – franchisee relationship. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. In addition, such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation.

Environmental Matters

Our operations are subject to extensive federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

●	are approved by FINRA;
●	who agree to sponsor the security; and
●	who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Markets.

In order for a security to be eligible for quotation by a market maker on the OTC Markets, we will be required to meet a ($0.01) bid price test, provide information based on our reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

We can provide no assurance that our common stock ever will be traded on the OTC Markets or, if traded, that a public market will materialize.

Holders

As of March 24, 2020, we had 53 record holders and 8,095,004 shares of common stock issued and outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the twelve months ended December 29, 2019, we issued the following securities:

On October 11, 2019, we issued an aggregate of 9,000 shares of common stock under the 2019 BT Brands, Inc. Incentive Plan (the “2019 Incentive Plan”) as stock awards to 30 employees of the Company. The issuances of the securities under the 2019 Incentive Plan were exempt from registration under the Securities Act under Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”) in that the transactions were under a compensatory benefit plan as provided under Rule 701. These shares were subsequently registered on Form S-8 under the Securities Act filed with the Securities and Exchange Commission on December 6, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2019, the board of directors of the Company and the holders of a majority of the outstanding shares of common stock adopted the 2019 Incentive Plan. Under the 2019 Incentive Plan, the Company reserved up to 500,000 shares of common stock for issuance to officers, directors, employees and consultants. A discussion of the 2019 Incentive Plan may be found under Item 11. Executive Compensation—Compensation Plans.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Annual Report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Fiscal 2019 ended on December 29, 2019 and fiscal 2018 ended on December 30, 2018, both of which were 52-week years.

Introduction

We own and operate ten fast food restaurants, including nine Burger Time restaurants and one Dairy Queen restaurant, all of which are in the North Central region of the United States. Our Burger Time restaurants feature a wide variety of burgers and other affordably priced foods such as chicken sandwiches, pulled pork sandwiches, sides and soft drinks. Our Dairy Queen restaurant offers the established Dairy Queen menu consisting of burgers, chicken, sides, ice cream and other desserts, and a wide array of beverages. Our revenues are derived from the sale of food and beverages at our restaurants.

Our Burger Time operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Operationally, we take several steps to maintain efficiency, including maintaining inventory of no more than approximately $5,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

Our Burger Time investment model targets an average total cash investment of between $325,000 and $525,000, or an average of $425,000. Real estate and finance costs may vary materially by location but, assuming the average investment figure applies, the amount allocated to the purchase of real estate would be approximately $225,000. We would typically contribute 25% of the purchase price, or $56,250, in cash and the 75% balance, or $168,750, would be financed through third parties. These costs can fluctuate significantly, based on the number and timing of restaurant openings and the specific expenses incurred for each restaurant.

Historically, we acquired sites for restaurants that previously had been operated as a restaurant location, however, discontinued operations for any number of reasons. Purchasing properties such as these allows us to utilize the existing structure and remodel or renovate it to our specifications. We believe that we can convert these locations into Burger Time restaurants a meaningful cost savings relative to new restaurant construction. We believe that we can make these locations successful because we have developed a successful business model based on low capital requirements to construct and operate our restaurants. These low costs allow us to operate profitably where other fast food restaurants may not be able to because, for example, franchise fees may reduce the owner’s profits below what might be acceptable. Our ability to execute this property acquisition strategy is dependent upon favorable real estate prices. This strategy comprises many risks, including that the possibility that the previous operations failed to generate income prior to closing and we cannot assure you that we will be successful operating our restaurants at such locations at a profit.

Our average customer transaction increased by approximately 2--%[WR1] [KB2] in the fiscal 2019 compared to 2018. Our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business has continues to intensify. The average customer transaction increased in fiscal 2019 as a result of a less aggressive promotional pricing including modifying, our “Deal of the Day” promotion which provided customers a discount of 10 to 20% from basic menu pricing. This discounting program was discontinued in 2018 and was reintroduced in the fall of 2019.

Material Trends and Uncertainties

There are industry trends which may have a significant adverse effect on our business. These trends principally relate to the rapidly changing area of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed applications for the smart phone and mobile delivery, have aggressively expanded drive-through operations and have developed loyalty programs and data base marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively complete for customers. Further, the major QSR’s have been increasingly willing to strategically discount prices through promotions such as a “dollar menu”. In the early years of its development Burger Time maintained a significant price advantage in comparison to the major competitors. As competition for customers has intensified in recent years price promotions by the competitors have eliminated Burger Time’s price advantage. We expect these significant trends will continue.

The cost of food has increased over the last two years; however, we expect prices to remain stable or decrease in 2020. Beef costs decreased by approximately 5% in 2019 and decreased by 2% in 2018. The Company did not implement a menu price increase in fiscal 2018. Given the competitive nature of the fast food burger restaurant industry, it may be difficult to raise menu prices to fully cover future cost increases. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the restaurant industry.

Labor will continue to be a critical factor in the foreseeable future. In most areas where we operate our restaurants, there historically has been a shortage of suitable labor. This has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry, but in practically all retail and service industries. It is crucial for the Company to develop and maintain programs to attract and retain quality employees.

Increases in the federally and state mandated minimum wage may also impact our operations. Over the last several years, there has been a movement in Washington, D.C. and various states to increase the minimum wage to $15 per hour. In North Dakota, the minimum wage is set at the federally mandated minimum wage of $7.25 per hour and the rates are annually adjusted to reflect any increase in cost of living. South Dakota has established a minimum wage of $9.10 per hour which is annually adjusted to increase with the cost of living. Minnesota's minimum-wage rate for small employers, such as us, is $8.04 per hour.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. While our stores have remained open for drive-through business. The response to COVID-19 has disrupted the normal operations of many businesses, including ours.

Several states including Minnesota, have ordered residents to “shelter-in-place” or “stay-at-home,” and limit or ban public gatherings to halt or delay the spread of disease. Under these emergency orders, essential services remain open, including, but not limited to gas stations, pharmacies, grocery stores, food banks, convenience stores, take-out and delivery restaurants, banks, hospitals, and laundromats. Under the shelter-in-place directions, regulators have generally allowed drive-through restaurant services to remain open. To-date our restaurants, including those in Minnesota, remain open although we have curtailed some hours. Local, regional or national governments may, at any time, implement directives that further limit or order our business to close or take other measures intended to mitigate the spread of disease. Further, customers may choose to remain in self-imposed isolation and avoid public gathering places.

It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. The conditions may impact our restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

Growth Strategy and Outlook

As disclosed elsewhere in this Annual Report, we are focused on growing our business and building value for our shareholders. We are seeking to increase value for our shareholders in the foodservice industry. We expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue growth strategies to both expand the number of locations and to increase comparable store sales and profits.

Our business plan is to grow through acquisitions in the foodservice industry. In addition, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. We also expect to identify and complete acquisitions of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations.

Our growth strategy is predicated upon (i) building or acquiring new restaurants, (ii) growing comparable restaurant sales and profits, and (iii) quickly and cost-effectively scaling our growth while leveraging our corporate services.

We believe that we will have opportunities to acquire new restaurant businesses. We intend to follow a disciplined strategy of evaluating acquisition opportunities to determine the operations are in markets meeting our demographic, real estate and investment criteria. Our ability to successfully evaluate an acquisition opportunity and to understand the competitive landscape of a new market will be critical in making a successful acquisition. Additionally, our ability to identify, recruit and hire both salaried and hourly staff will impact our ability to expand as will changes in the legal environment, including increases to the minimum wage, which could impact our ability to expand into certain areas. Further, we believe that there has been an oversaturation of restaurants in certain areas which could decrease the number of markets that we believe will be attractive to expand into. Even if we can acquire restaurants, the new restaurants, and our Company, will be subject to various risks, some of which, including factors impacting our customers, such as declining economic conditions, are entirely out of our control. We will seek to quickly and cost-effectively scale our growth by leveraging our general and administrative costs.

Results of Operations

The following table sets forth, for the fiscal years indicated, our Consolidated Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	Fiscal Year
	2019	2018
Sales	100.0%	100.0%
Costs and expenses
Restaurant operating expenses
Food and paper costs	39.7	40.2
Labor costs	33.0	31.7
Occupancy costs	11.1	12.0
Other operating expenses	5.5	4.7
Depreciation and amortization	3.3	3.2
Impairment of asset held for sale	1.4	-
Gain on sale of property and equipment	-	(2.2)
General and adminiastrative	9.4	7.9
Total costs and expenses	103.4	97.5
Income (loss) from operations	(3.4)	2.5
Interest expense	3.2	(2.5)
Income before taxes	(6.4)	-
Income tax (provision) benefit	0.7	-
Net income (loss)	(5.4)%	0.3%

52 Week Period Ended December 29, 2019 (Fiscal 2019) compared to the 52 Week Period Ended December 30, 2018 (Fiscal 2018)

Net Revenues:

Net sales for Fiscal 2019 decreased $570,903 or 8.1% to $6,480,564 from $7,051,467 in Fiscal 2018. The decrease in sales was principally the result of closing the Richmond, Indiana location at the end of 2018.

Restaurant sales for Fiscal 2019 ranged from a low of $497,000 to a high of $818,000 and average sales for each Burger Time unit during the period was approximately $669,000 in 2019 declining from $698,000 in 2018.

Costs of Sales - food and paper:

Cost of sales - food and paper for Fiscal 2019 decreased slightly to $2,574,388 (39.72% of restaurant sales) from $2,835,757 (40.2% of restaurant sales) in Fiscal 2018. This decrease was mainly due to an increase in average beef prices of approximately 5.6% to an average of $2.36 per pound in 2019 offset by the favorable cost-saving results from the elimination of costs associated with the Richmond, Indiana location which we closed at the end of 2018.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs and depreciation and amortization) as a percent of restaurant sales increased slightly to 89.2% in 2019 from 88.6% in Fiscal 2018. This was due primarily to matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below. The changes in restaurant-level costs from Fiscal 2018 to Fiscal 2019 are principally the result of closing of the Richmond location at the end of 2018 and may be detailed as follows:

Restaurant operating costs for the period ended December 30, 2018	$6,249,118
Decrease in food and paper costs	(261,369)
Decrease in labor cost	(97,221)
Decrease in occupancy and operating	(103,576)
Restaurant operating costs for the periods ended December 29, 2019	$5,786,952

Labor Costs

For Fiscal 2019, labor and benefits costs decreased $97,221 to $2,140,157 (33.0% of restaurant sales) from $2,237,378 (31.7% of restaurant sales) in Fiscal 2018. The decrease was the result the closing of the Richmond location offset by cost increases resulting from tight labor markets and higher starting wages in most of the locations in which the Company operates. The Company benefited from virtually no turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Costs

For Fiscal 2019, occupancy and other costs declined to 16.5% of sales or $1,072,407 compared to $1,175,983 (16.7% of restaurant sales in Fiscal 2018).

Depreciation and Amortization Costs:

For Fiscal 2019, depreciation and amortization costs decreased 16.3% or $14,727 to $212,787 (2.9% of sales) from $227,514 (3.2 % of sales) in Fiscal 2018. Depreciation costs primarily decreased due the transfer of the Richmond, Indiana restaurant to the asset held for sale classification following the closing of the store.

General and Administrative Costs

General and administrative costs increased 22.4% or $115,207 from $492,378 (6.9% of sales) in Fiscal 2018 to $607,585 (9.4% of sales) in Fiscal 2019. The increase in general and administrative costs is primarily attributable to approximately a $40,000 write-off in deferred offering costs and an impairment of $48,500 in Goodwill.

Income (loss) from Operations

The loss from operations was $220,048 in Fiscal 2019 compared to income from operations of $240,158 in Fiscal 2018. The change in income from operations in Fiscal 2019 compared to Fiscal 2018 was due primarily to the gain on sale of property and equipment of $158,358 and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Interest expense

For Fiscal 2019, our interest expense increased $30,806 to $207,841 (3.0% of restaurant sales) from $176,955 (2.5% restaurant sales) in Fiscal 2018.

Gain on Sale of Property and Equipment

In Fiscal 2018, we concluded not to develop a property located in St. Louis, Missouri and the property was sold in 2018 for a gain of $158,358.

Net Income (loss)

The net income was a loss of $368,577 for Fiscal 2019, compared to a profit of $20,803 in Fiscal 2018. The change from Fiscal 2019 from Fiscal 2018 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Gain on Sale of Property and Equipment” sections above due to the matters discussed above.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, to investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for, or superior to, operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization and impairment charges. General and administrative costs are excluded as they are generally not specifically identifiable to restaurant specific costs. Depreciation and amortization and impairment charges are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations.

	Fiscal Year
	2019	2018
Revenues	$6,480,564	$7,051,467
Reconciliation:
Income (loss) from operations	(220,248)	82,457
Depreciation and amortization	212,787	227,514
Impairment charges	93,488	0
General and administrative, corporate level expenses	607,585	492,378
Restaurant-level EBITDA	$693,612	$802,358
Restaurant-level EBITDA margin	10.7%	11.3%

Liquidity and Capital Resources

The consolidated financial statements have been prepared on a going concern basis. For the year December 29, 2019, the Company incurred a net loss of $368,577. Cash flow provided by operating activities increased slightly to $50,489 in 2019 from $49,116 for fiscal 2018. At December 29, 2019, the Company had $258,101 in cash and working capital deficit of $468,326.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“Covid-19”) a global pandemic. At this time, all of our units continue to operate, however, it is impossible to predict either the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving. A cash flow forecast for the next 12 months prepared by management has been adjusted to reflect recent offers by banks, in the wake of the COVID-19 Pandemic, including the Company’s principal lenders, Northview Bank and Bremer Bank, to abate all loan payments for the next three months. As a result, the Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these consolidated financial statements. No adjustments have been made relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire companies that are synergistic with or complimentary to our business. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred in the future and possibly increase.

Our restaurant sales are primarily received in cash or by credit card and our restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, reducing the need for incremental working capital to support growth. Based on current information, we believe that we will have enough capital to meet our long-term debt obligations, working capital and recurring capital expenditure needs in fiscal 2020; however, our projections of future cash needs and cash flows may differ from actual results, and the difference could be material. If cash that may be generated from our business operations is insufficient to continue to operate our business, we may be required to obtain more working capital. We may seek to obtain additional working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. The working capital deficit and debt outstanding could cause substantial doubt about the Company’s ability to continue as going concern, but our plans indicate that the Company can meet its working capital needs through 2020. If we do identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our shareholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with any of our suppliers to manage these risks. Beef is our largest single food purchase and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $98,000 of additional food costs for the Company annually.

Seasonality and Inflation

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically slightly lower in the first and fourth quarters due to holiday closures and the impact of cold weather at all our locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue.

Management does not believe that inflation has had a material effect on income during the 2019 or 2018 fiscal years. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

The cost of construction has also increased in recent history. We expect that costs to construct new restaurants in our existing and contiguous markets will be more expensive than several years ago, but we expect to achieve higher restaurant sales volumes and/or margin improvements to offset these or addition construction cost increases. Construction cost increases could have an adverse effect on our business and operations, particularly for new restaurant development.

Our business is subject to a wide range of federal, state and local regulations, which are subject to change in ways we cannot now anticipate. We are uncertain as to the effect, if any, that changes in the regulatory environment may have on our Company.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our consolidated financial statements appearing at the end of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

INSERT INDEX,

F-1

AUDIT REPORT

BT BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 29, 2019	December 30, 2018
ASSETS
CURRENT ASSETS
Cash	$258,101	$663,511
Receivables	15,363	20,241
Inventory	56,432	58,584
Prepaid expenses	6,929	8,211
Deferred offering costs	-	40,000

Total current assets	336,825	790,547

PROPERTY AND EQUIPMENT, net	1,650,012	2,052,539
LAND AND BUILDINGS HELD FOR SALE	449,244	353,092
INVESTMENT IN NOTES RECEIVABLE FROM RELATED COMPANY	179,000	-
OTHER ASSETS, net	18,459	68,659

Total assets	$2,633,539	$3,264,837

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$277,666	$254,397
Accounts payable	321,855	288,659
Accrued expenses	202,732	174,986
Income taxes payable	2,898	13,725

Total current liabilities	805,151	731,767

LONG-TERM DEBT, less current maturities	3,221,035	3,516,028
DEFERRED INCOME TAXES	-	48,500
UNEARNED VENDOR REBATE	3,668	9,780

Total liabilities	4,029,854	4,306,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at December 29, 2019 and December 30, 2018	-	-
Common stock, $.001 par value 50,000,000 authorized, 8,095,004 and 8,086,004 shares outstanding at December 29, 2019 and December 30, 2018, respectively	8,095	8,086
Additional paid-in capital	497,671	484,180
Accumulated deficit	(1,902,081)	(1,533,504)

Total shareholders' deficit	(1,396,315)	(1,041,238)

Total liabilities and shareholders' deficit	$2,633,539	$3,264,837

BT BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended,
	December 29, 2019	December 30, 2018

SALES	$6,480,564	$7,051,467

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,574,388	2,835,757
Labor costs	2,140,157	2,237,378
Occupancy costs	718,905	847,274
Other operating expenses	353,502	328,709
Depreciation	211,087	225,814
Amortization	1,700	1,700
Impairment of asset held for sale	93,488	-
Loss (gain) on sale of property and equipment	1,800	(158,358)
General and administrative	607,585	492,378

Total costs and expenses	6,702,612	6,810,652

Loss from operations	(222,048)	240,815

INTEREST INCOME	4,402	89

OTHER INCOME (EXPENSE)	8,410	(29,421)

INTEREST EXPENSE	(207,841)	(176,955)

INCOME BEFORE TAXES	(417,077)	34,528

INCOME TAX (PROVISION) BENEFIT	48,500	(13,725)

NET INCOME (LOSS)	$(368,577)	$20,803

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.05)	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	8,087,977	7,216,835

BT BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, December 31, 2017	6,596,000	$6,596	$(6,596)	$(1,524,735)	$(1,524,735)

Conversion of BTND ownership to common stock	820,000	820	(820)	-	-

Common stock and warrants issued in private placement, net of cash offering costs of $122,734 and placement agent warrant of $15,421 and common stock of $327,600	410,004	410	148,835	-	149,245

Placement agent warrant	-	-	15,421	-	15,421

Common stock issues as part of private placement offering costs	260,000	260	327,340	-	327,600

Distributions	-	-	-	(29,572)	(29,572)

Net Income	-	-	-	20,803	20,803

Balances, December 30, 2018	8,086,004	8,086	484,180	(1,533,504)	(1,041,238)
Net (loss)	-	-	-	(368,577)	(368,577)
Issuance of incentive compensation shares	9,000	9	13,491	-	13,500
Balances, December 29, 2019	8,095,004	$8,095	$497,671	$(1,902,081)	$(1,396,315)

BT BRANDS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended
	December 29, 2019	December 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(368,577)	$20,803
Adjustments to reconcile net income (loss) to net cash
provided by operating activities-
Stock-based incentive compensation	13,500	-
Depreciation	211,087	225,814
Amortization of franchise agreement	1,700	1,700
Amortization of debt issuance cost	5,176	5,980
Impairment of asset held for sale	93,488	-
(Gain) /Loss on sale of property and equipment	1,800	(158,358)
Impairment of goodwill	48,500	-
Deferred tax benefit	(48,500)	-
Write-off of deferred offering costs	40,000	-
Changes in operating assets and liabilities
Receivables	4,878	(1,137)
Inventory	2,152	12,111
Prepaid expenses	1,282	(3,338)
Accounts payable	33,196	(63,162)
Unearned vendor rebate	(6,112)	(4,890)
Accrued expenses	27,746	(132)
Income taxes payable	(10,827)	13,725
Net cash provided by operating activities	50,489	49,116

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of sale of property and equipment	-	300,000
Investment in notes receivable from related entity	(179,000)	(16,770)
Purchase of property and equipment	-	(66,652)
Net cash provided by (used in) investing activities	(179,000)	216,578

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	139,000
Principal payments on long-term debt	(276,899)	(403,927)
Issuance of common stock, net	-	492,266
Debt issuance costs	-	(1,000)
Deferred offering costs	-	(40,000)
Distributions to members	-	(29,572)
Net cash provided by (used in) financing activities	(276,899)	156,767

CHANGE IN CASH	(405,410)	422,461

CASH, BEGINNING OF YEAR	663,511	241,050

CASH, END OF YEAR	$258,101	$663,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$202,665	$170,975
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Transfer of property and equipment to assets held for sale	$189,640	$-
Purchase of fixed assets in exchange for debt	$-	$200,000
Common stock warrants issued for offering	$-	$15,421
Common stock issued for offering costs	$-	$327,600
Goodwill and deferred tax liability assumed in reverse merger	$-	$48,500

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Reverse Merger Transaction

BT Brands (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016.  Effective July 30, 2018, the Company acquired 100% of the ownership of BTND, LLC. in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with BTND, LLC (“BTND”), and its Members.  Following the Share Exchange, BTND became a wholly-owned subsidiary of the Company.

Effective with the Share Exchange, all outstanding membership interests in BTND were exchanged with former members of BTND, for an aggregate of 6,596,000 shares of the Company’s common stock, equal to approximately 85.9% of the total number of shares of common stock outstanding after giving effect to the Share Exchange.  BTND was considered the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition. Consequently, after the giving effect to the merger, the assets and liabilities and the historical operations that will be reflected in future consolidated financial statements will be those of BTND at its historical cost basis. As part of the reverse merger, the Company assumed a deferred tax liability of $48,500 which was initially recognized as goodwill and was included in other assets.  During 2019 this amount was determined to be impaired and is reflected as a general and administrative expense the current year.

Business

The Company currently operates company-owned fast-food restaurants called Burger Time.  The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen.  The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota.  The Company closed a store in Richmond, Indiana during 2018, and the Richmond location is currently listed for sale. The Company owns a restaurant property in St. Louis, Missouri currently held for sale.  The Company operated a total of ten restaurants at December 29, 2019 and December 30, 2018.

The Company’s Dairy Queen store is operated pursuant to the terms of a franchise agreement with International Dairy Queen. The Company is required to pay regular royalty and advertising payments to the franchisor and to remain in compliance with the terms of the franchise agreement.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC and its wholly-owned subsidiaries BTND IN, LLC, BTNDMO, LLC and BTNDDQ, LLC.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31.  Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2019 was a 52-week period ending December 29, 2019 and Fiscal 2018 was the 52-week period ending on December 30, 2018.   All references to years in this report refer to the fiscal years described above.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis adhere to the Financial

Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access the measurement date.

●	Level 2 Inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to fair value measurement in its entirety

The carrying values of cash, receivables, accounts payable and other financial working capital items approximate fair value at year end due to the short maturity nature of these instruments.  The fair value of the investment in notes receivable form related company approximates the carrying value as the 14% interest rate is a market rate at December 29, 2019.

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks, a money market mutual fund, and deposits in transit.

Revenue Recognition and Adoption of Accounting Standards Update 2014-09

The Company’s revenues consist of sales by Company-operated restaurants. The Company adopted Accounting Standards Update (ASU) 2014-09 (ASC 606) as of January 1, 2018 using the modified retrospective method. This method allows the standard to be applied retrospectively through a cumulative catch up adjustment recognized upon adoption. ASC 606 provides that revenues are to be recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. This standard does not impact the Company’s recognition of revenues as the only revenue stream is from Company-operated restaurants as those sales are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes so no cumulative catch up adjustment or other adjustments were required by the Company.

Receivables

Receivables consists of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages and supplies and is stated at lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives which range from three to thirty years.

The Company reviews long-lived assets to determine if the carrying value of these assets may not be recoverable based on estimated cash flows.  Assets are reviewed at the lowest level for which cash flows can be identified, which is at the restaurant level.  In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining life.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale.  During 2018, the Company sold a restaurant property in St. Louis, Missouri for a net gain of approximately $158,358. A second property in the St. Louis area is currently listed for sale.  Also, in September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property are listed for sale.  As of June 30, 2019, it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location.  The net carrying of the Richmond and the St. Louis property held for sale is $325,000 and $124,244, respectively.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred.  Advertising expense for fiscal 2019 and 2018 totaled $49,618 and $44,897, respectively.

Income Taxes

Following the July 30, 2018 Share Exchange, the Company began filing federal and state income tax returns as a “C” Corporation.  Accordingly, subsequent to July 30, 2018, the Company provides for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the respective fiscal years:

	2019	2018

Tax provision (benefit) at statutory federal rate	$(87,500)	$7,200
State income taxes (benefit), net of federal tax effect	(27,000)	2,000
Change in valuation allowance on deferred tax items	54,000	-
Permanent and other items	12,000	4,525

	$(48,500)	$13,725

Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit Carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.   The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss	$43,000	$-
Property and equipment	11,000	(48,500)
Valuation allowance on deferred tax items	(54,000)	-

Deferred income tax liability	-	$(48,500)

Based on the taxable loss in 2019, as of December 29, 2019, the Company had a federal net operating loss carryforward (the “NOL”) of approximately $153,000 which may be used to offset future consolidated taxable income.  Under the most recent tax legislation, the NOL may be carried forward indefinitely until the loss is fully recovered, subject to the limitation of 80% of taxable income in any one year.  No benefit in terms of the realization of the future tax benefits has been recorded because of the uncertainty of future profitability and ultimate realization of the future tax benefit.

Prior to 2018 Share Exchange, BTND, with the consent of its shareholders, elected to be taxed under sections of the Federal and state income tax laws which provide that, in lieu of corporation income taxes, the shareholders separately account for their pro rata shares of the Company’s items of income, deductions, losses and credits.  Therefore, these consolidated statements do not include a provision for income taxes related to the Company for the periods prior to the July 30, 2018.

As of the of fiscal year 2019 and 2018, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of BTND, LLC are subject to federal and state tax examination.

Per Common Share Amounts

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock equivalents during each period. Common stock equivalents are excluded from the computation of diluted net loss per share because their effect would be anti-dilutive.  There were no potentially dilutive shares outstanding as of the years ending in 2019 and 2018, as the strike price for 205,002 warrants outstanding at December 29,2019 and December 30, 2018 was above the fair market price of the underlying stock.

Other Assets

Other assets is the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, and is being amortized over an estimated useful life of 14 years.  Amortization for each of the next five years is estimated to be approximately $2,000 per year. Accumulated amortization was approximately $7,000 and $5,000 at the end of 2019 and 2018, respectively.

Restaurant Pre-opening expenses

Restaurant pre-opening and other development expenses are non-capital expenditures and are expensed as incurred as part of other operating expenses. Restaurant pre-opening expenses may include the costs of hiring and training the initial hourly work force for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional costs, the cost of the initial stocking of operating supplies and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and the differences could be material.

Segment Reporting

The Company follows the guidance of FASB Accounting Standards for reporting and disclosure on operating segments requiring segment disclosures about products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable operating segments.

Liquidity and Capital Resources

The consolidated financial statements have been prepared on a going concern basis.  For the year ended December 29, 2019, the Company incurred a net loss of $368,577.  Cash flow provided by operating activities increased to $50,489 in 2019 from $49,116 for fiscal 2018.   At December 29, 2019, the Company had $258,101 in cash and working capital deficit of $468,327.  A cash flow forecast for the next 12 months prepared by management has been adjusted to reflect recent offers by banks, in the wake of the COVID-19 Pandemic, including the Company’s principal lenders, Northview Bank and Bremer Bank, to abate all loan payments for the next three months which totals approximately $93,600.  As a result, the Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these consolidated financial statements.  No adjustments have been made relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The ASU is effective for the Company for annual periods beginning after December 15, 2018.  The Company has concluded that there is no material impact from the standard on its consolidated financial statements as the Company does not have any leases with a term more than one year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at end of the respective fiscal years:

	29/12/2019	30/12/2018
Land	$555,885	$584,535
Equipment	2,390,545	2,417,185
Buildings	1,363,642	1,401,840
Vehicles	-	4,000

Total property and equipment	4,310,072	4,407,560
Accumulated depreciation	(2,210,816)	(2,001,929)
Less - property held for sale	(449,244)	(353,092)
Net property and equipment	$1,650,012	$2,052,539

Depreciation expense for the years 2019 and 2018 was $211,087 and $225,814, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective fiscal years:

	29/12/2019	30/12/2018
Accrued real estate taxes	$66,959	$30,206
Accrued payroll	69,572	70,421
Accrued payroll taxes	7,058	4,025
Accrued sales taxes payable	35,380	45,219
Accrued vacation pay	23,204	23,227
Other accrued expenses	559	1,888

	$202,732	$174,986

NOTE 4 – STOCKHOLDERS’ DEFICIT

During 2018 the Company issued 6,596,000 common shares in exchange for the member interests of BTND, LLC. and 820,000 shares were issued to Maxim Partners and others as part of the Share Exchange and 260,000 common shares were issued to consultants associated with the offering and this amount is reflected as an additional offering cost.  Upon closing of the private offering 410,004 common shares and 205,002 common stock warrants to purchase shares at $2.00 through July 31, 2023 were issued to investors in consideration for a net amount of approximately $492,266, all of these warrants were outstanding as of the end of the year.  Upon closing of the private offering, and outstanding at each fiscal year-end are an aggregate of 32,801 five-year stock purchase warrants to purchase shares at $1.65 per share issued to the placement agent.  The estimated the fair value of the warrants at the issuance date was approximately $15,421 and this amount is also reflected as an additional cost of the offering.

The 6,596,000 common shares were issued in exchange for all outstanding membership interests of BTND, LLC. in 2018 and the Company’s financial statements were retrospectively adjusted to prior periods as if the Share Exchange occurred on January 1, 2017.

In October 2019, the board of directors of the Company and the holders of a majority of the outstanding shares of common stock adopted the 2019 Incentive Plan.  Under the 2019 Incentive Plan, the Company reserved up to 500,000 shares of common stock for issuance to officers, directors, employees and consultants.   On October 11, 2019, the company issued an aggregate of 9,000 shares of common stock as stock awards to 30 employees of the Company.

In April 2019, the Company, through a written consent by the holders of a majority of the Company’s outstanding shareholders, amended its Articles of Incorporation to increase the number of preferred shares authorized from 500,000 shares to 2,000,000 and it also increased the number common shares authorized to 50,000,000 from 19,000,000.

NOTE 5 – LONG TERM DEBT

The Company had the following long term debt obligations as of:

	29/12/2019	30/12/2018

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota locations and the personal guaranty of a shareholder of the Company.	$699,311	$747,456

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through November 16, 2030. This note is secured by four of the Company's North Dakota locations locations and the personal guaranty of a shareholder of the Company.	1,509,435	1,612,400

Note payable to bank dated October 10, 2015 due in monthly installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's Dairy Queen location and the personal guaranty of a shareholder of the Company.	414,562	443,406

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota locations and the personal guaranty of a shareholder of the Company.	384,208	409,352

Two notes payable to bank dated December 30, 2015 due in monthly installments of $5,190 which included interest at the fixed annual rate of 5%. These notes were paid in full during 2019.	-	36,419

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be less than 4%. This note is secured by property held for sale in Richmond Indiana and the personal guaranty of a shareholder of the Company.	151,234	160,949

Unsecured 8% notes payable to an entity controlled by shareholders of the Company dated December 26, 2017, originally due on demand after June 1, 2020. Effective July 1, 2019, a revised note was entered into extending the due date to June 1, 2021 requiring monthly payments of $5,000, which includes principal and interest, beginning August 1, 2019.	207,264	225,000

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company.	192,068	200,000

	3,558,082	3,834,982
Less - unamortized debt issuance costs	(59,381)	(64,557)
Current maturities	(277,666)	(254,397)

Total	$3,221,035	$3,516,028

Scheduled maturities of long-term debt, excluding unamortized debt issuance costs, are as follows:

29/12/2019	$277,667
01/01/2021	406,303
02/01/2022	256,116
01/01/2023	419,908
31/12/2023	270,288
Thereafter	1,927,800

$3,558,082

NOTE 6 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019 the Company made a series of advances in the form of investments in Next Gen Ice, Inc. (NGI) Series C Notes totaling $179,000.  The Company’s CEO, Gary Copperud, is Chairman of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is a member of the Board of Directors of NGI and is currently serving as Chief Financial Officer of NGI on a part-time contract basis.  Limited liability corporations controlled by Mr. Copperud together own approximately 55% of the outstanding equity of NGI.   The Series C Notes were originally due on March 3, 2020 and under certain conditions were convertible into common stock of NGI at the option of the holder.  On March 3, 2020, the Company and NGI entered into a Loan Modification and Extension Agreement pursuant to which the Company agreed to extend the maturity date of the NGI Notes to August 31, 2020.  In consideration of the extension of the term of the NGI Notes, NGI granted to the Company a security interest in all of NGI’s assets and issued to the Company warrants entitling it to purchase 358,000 shares of common stock of NGI at a price of $1.00 per share at any time through March 31, 2023, and the founders of NGI including, the Company’s CEO, agreed to transfer to the Company 179,000 common shares of NGI, representing approximately 3% of the NGI common stock outstanding.

Corporate Expense Sharing

The Company pays the salary and benefits of the Company controller based in Fargo, North Dakota and the Company pays monthly rent, on a month-to-month basis, for the office space of $500 per month.  From time-to-time the Company’s controller provides limited bookkeeping and administrative assistance for entities that are controlled by shareholders of Company.  These are minimal services for which the Company has not been compensated.

NOTE 7 – MAJOR VENDOR

Approximately 83% of the Company’s purchases for the year ended December 29, 2019 were from one vendor.  At December 29, 2019, the amount due to the major vendor totaled $222,926.  In fiscal 2018, approximately 83% of the Company’s purchases were from the same vendor.  At December 30, 2018, the amount due to this vendor was $210,642.

NOTE 8 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business.  The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 9 – LAND LEASE

The Company is a party to a month-to-month land lease agreement for one of its locations.  The net book value of the building located on this land is approximately $38,000.  The monthly lease payment is $1,600.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 3, 2020 the date on which the consolidated financial statements were available to be issued.

The $179,000 in Notes due from Next Gen, Ice, a related party, were originally due for repayment on March 2, 2020.  Following the due date an agreement was entered into extending the date of repayment to August 31, 2020. In connection with the extension of the repayment due date to August 31, 2020, NGI issued to the Company warrants entitling it purchase 358,000 shares of NGI common stock at $1.00 per share at any time through March 31, 2023, and the founders of NGI agreed to transfer to the Company 179,000 common shares of NGI.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (‘Covid-19”) a global pandemic.  Indications are Covid-19 will have a significant adverse impact on the United States economy and on the markets in which we operate.  At this time, all of our units continue to operate, however, it is impossible to predict either the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 29, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2019, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 29, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	62	Chief Executive Officer and Director
Kenneth Brimmer	64	Chief Operating Officer and Chairman
Jeffrey A. Zinnecker	63	Director

Background Information about our Officers and Directors

Mr. Copperud has served as the Chief Executive Officer and a director of the Company since July 31, 2018, the date on which we closed the Share Exchange. He was a founding member of BTND in 2007 and served as BTND’s managing manager and chief financial officer from its inception until the 2018 share exchange. From 1998 through April 2007, he was a director of STEN Corporation, resigning when BTND acquired Burger Time assets. In addition, Mr. Copperud served as the President of STEN’s Burger Time Acquisition Corporation subsidiary from July 2004 until his resignation in April 2007. During part of 2015, Mr. Copperud was the principal executive officer of Pretoria Resources Two, Inc., d/b/a It’s Burger Time Restaurant Group, Inc., i.e. Pretoria, while a merger between BTND and Pretoria was briefly in effect. From 1992 to 2013, Mr. Copperud was a partner in Peak to Peak Financial, LLC, which acquired, developed and sold real estate. Since 1993, Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and securities, located in Fort Collins, Colorado. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and development. Mr. Copperud has served as Chairman and a member of the Board of Directors of Next Gen Ice, Inc. since July of 2019. We believe Mr. Copperud’s long tenure as managing member of BTND, as well as his prior experience as a member of the Board of Directors of a public company, qualifies him to serve on our Board of Directors.

Mr. Brimmer has served as the Chief Operating Officer and Chairman of the Board of Directors of the Company and Principal Accounting Officer since July 31, 2018, the date on which we closed the Share Exchange. Mr. Brimmer has also served as a member of the Board of Directors of Next Gen Ice, Inc. since November 2, 2019 and is currently serving as Chief Financial Officer of Next Gen Ice on a part-time contract basis. Mr. Brimmer has a wide range of experience including several early stage and rapidly growing businesses, serving at various times as President, Chief Executive Officer, and a director of several public and private companies. Mr. Brimmer’s restaurant experience includes serving as President of Rainforest Cafe, Inc. during a period of rapid growth of new restaurants. Mr. Brimmer is the Chief Executive Officer of Hypertension Diagnostic, Inc. and its subsidiary HDI Plastics, Inc. He has served on the board of HDI since 1998 and has been CEO since September 2012. He is also CEO of privately held Brimmer Company, LLC. The operations of Brimmer Company, LLC include Stencor Company, LLC. a Jacksonville, Texas, based injection molding and contract manufacturing business. He also has served as CEO of STEN Corporation, a, diversified business since October 2003. Mr. Brimmer was a Director of Landry’s Restaurants from June of 2004 until April of 2017 and served on the Audit and Compliance Committee of its Golden Nugget – New Jersey Casino. Previously, he was President of Rainforest Cafe, Inc., which grew from start-up to over 6000 employees from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Mr. Brimmer was responsible for managing several stock offerings at Rainforest Cafe resulting in over $200 million in equity for the company. Prior to Rainforest, Mr. Brimmer was employed by Berman Consulting, LLC from 1990 until April 1997. Mr. Brimmer has a degree in accounting and worked in the audit division of Arthur Andersen & Co. from 1977 through 1981. We believe Mr. Brimmer’s long and varied career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on, and chair, our Board of Directors.

Mr. Zinnecker has served as a director of the Company since July 31, 2018, the date on which we closed the Share Exchange. He was a founding member of BTND in 2007. Mr. Zinnecker is the President and principal owner of Zinncorp Inc., an information technology consulting company in Minneapolis, Minnesota, which he founded in 1989. Prior to then, Mr. Zinnecker was employed as a technology consultant for North States Power Company, now Xcel Energy. We believe that Mr. Zinnecker’s background as a member of BTND from its founding through the Share Exchange and his professional relationship with Mr. Copperud qualifies him to serve on our Board of Directors.

We are not party to any employment agreements or other agreements with Messrs. Copperud or Brimmer that prevent them from providing similar services to other companies in our industry, which could potentially give rise to a conflict of interest if they chose to offer their services to a competitor. However, under Delaware law, as directors, Messrs. Copperud, Brimmer and Zinnecker will owe a duty of loyalty to our stockholders, which places limits on their ability to enter into transactions that conflict with the interests of our stockholders. If any of Messrs. Copperud, Brimmer or Zinnecker left the Company, they would not be prevented from participating in a venture or business that competes with us.

Involvement in certain legal proceedings.

None of the following events has occurred during the past ten years and which are material to an evaluation of the ability or integrity of any director or executive officer:

(1)

A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	(ii)	Engaging in any type of business practice; or
	(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	Any federal or state securities or commodities law or regulation; or
(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the discretion of the board of directors.

Family Relationships

There are no family relationships among our directors or officers.

Board Composition

Our business and affairs are managed under the direction of our board of directors, which currently consists of three members. The members of our board of directors were elected in compliance with the provisions of our certificate of incorporation and bylaws. None of our stockholders have any special rights regarding the election or designation of members of our board of directors.

Director Independence

Our Board of Directors currently consists of three members, none of whom qualifies as an independent director in accordance with the listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, including whether the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.

Director Nominees

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Committees

Our bylaws provide that our board of directors has the authority to appoint committees to perform certain management and administration functions; however, at this time, we are not required to and do not have any committees of the board of directors. The functions of an audit committee, a compensation committee or a nominating committee are being undertaken by our board of directors. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company.

Board Leadership Structure

Our board of directors has a Chairman, Kenneth Brimmer, who has authority, among other things, to preside over board of directors’ meetings, and to call special meetings of the board. Accordingly, the Chairman has substantial ability to shape the work of our board of directors. We currently believe that separation of the roles of Chairman and Chief Executive Officer reinforces the leadership role of our board of directors in its oversight of the business and affairs of our Company. In addition, we currently believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of our board of directors to monitor whether management’s actions are in the best interests of the Company and its stockholders. However, no single leadership model is right for all companies. Our board of directors recognizes that depending on the circumstances, other leadership models, such as combining the role of Chairman with the role of Chief Executive Officer, might be appropriate. As a result, our board of directors may periodically review its leadership structure.

Limitation of Liability and Indemnification

Our certificate of incorporation provides that to the fullest extent permitted by the General Corporation Law, a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Our bylaws provide that we shall indemnify and hold harmless our directors and officers, to the fullest extent permitted by applicable law, except that we will not be required to indemnify or hold harmless any director or officer in connection with any proceeding initiated by such person unless the proceeding was authorized by our board of directors. Under our bylaws, such rights shall not be exclusive of any other rights acquired by directors and officers, including by agreement.

Our bylaws provide that we will pay expenses to any director or officer prior to the final disposition of the proceeding, provided, however, that such advancements shall be made only upon receipt of an undertaking by such director or officer to repay all amounts advanced if it should be ultimately determined that such director or officer is not entitled to indemnification under the bylaws of or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The above provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. The provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceedings that might result in a claim for such indemnification.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www. itsburgertime.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the Board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting;
•	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;
•	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;
•	if they relate to the recommendation of the nomination of an individual, forwarded to the full Board or discussed at the next scheduled Board meeting; or
•

if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the Board at the next scheduled board meeting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires directors, executive officers and holders of more than 10% of an equity security registered pursuant to Section 12 of the Exchange Act to file various reports with the SEC. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that none of the required reports were filed on time with the SEC during fiscal 2019.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2017 and 2018 fiscal years by our principal executive officer and principal financial officer. No other officer or employee of the Company received total compensation for either 2018 or 2019, as determined in accordance with Item 402 of Regulation S-K, that exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Copperud,	2019	150,000	0	0	0	0	0	150,000
Chief Executive Officer (1)	2018	150,000	0	0	0	0	0	150,000

Kenneth Brimmer, (2)	2019	0	0	0	0	0	4,500	4,500
Chief Operating Officer	2018	0	0	0	0	0	0	0

___________

1.

During the year ended December 30, 2018, prior to the Share Exchange, BTND paid annual compensation of $150,000 to Mr. Copperud, its managing member, who currently serves as our Chief Executive Officer.

2.	Effective in December 2019, the Company contracted with Brimmer Company, LLC for Mr. Brimmer’s services as Chief Operating Officer and Chief Financial officer for a fee of $4,500 per month.

Director Compensation

We have not paid any compensation to our directors since the January 1, 2018.

Officer Compensation

During the year ended December 31, 2018, prior to the Share Exchange, the Company did not pay compensation to any officer.

During 2019, we paid to Mr. Copperud salary of $150,000 for 2018 which was pro-rated commencing upon the closing of the Share Exchange for serving as the Chief Executive Officer and will receive the same salary for 2020.

Effective in December 2019, the Company contracted with Brimmer Company, LLC for Mr. Brimmer’s services as Chief Operating Officer and Chief Financial officer for a fee of $4,500 per month.

The Company is not party to employment agreements with any of its officers.

Compensation Plans

2019 Incentive Plan

In October 2019, our board of directors and stockholders adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”). An aggregate of 500,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of the date of this Annual Report, we have awarded an aggregate of 9,000 shares of common stock as a stock bonus to thirty of or senior employees.

The Plan shall be initially administered by the Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, stock bonuses and other stock-based awards and cash-based incentive awards.

Stock Options. The Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Plan administrator. The exercise price for stock options will be determined by the Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights. The Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units. The Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted units”). The terms and conditions of restricted share and restricted unit awards are determined by the Plan administrator.

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance, and may be settled in the form of common stock, cash or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and/or the achievement of performance conditions.

Performance Awards. The Plan administrator may grant performance awards to participants under such terms and conditions as the Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the Plan administrator.

Other Stock-Based Awards. The Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted Units, or performance awards. The terms and conditions of each other stock-based award will be determined by the Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

Cash-Based Awards. The Plan administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees subject to Section 162(m) of the Code. The terms and conditions of each cash-based award will be determined by the Plan administrator.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	—	—
Equity compensation plans not approved by security holders	-0-	—	—
Total		—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Below we describe transactions and any series of related transactions to which we were a party, or may be a party, and which we have entered into since January 1, 2017, or is currently proposed, in which the amounts involved exceeds or will exceed the lesser of $120,00 or 1% of the average of our total assets as of the end of the last two completed fiscal years and any of our directors, executive officers or holders of more than five percent of our capital stock or an affiliate or immediate family member or such persons , had or will have a direct or indirect material interest.

In July 2017, Greater Des Moines Ice Rink, LLC., an affiliate of the Company by virtue of common ownership, loaned our wholly owned subsidiary, BTND, LLC, the sum of $75,000. The amount was evidenced by a promissory note which provided for interest at the rate of 8% per year and which was paid in December 2018. Greater Des Moines Ice Rink is controlled by persons who were members of BTND at the time the advances, which such person are now stockholders in the Company.

During fiscal 2017 and 2018, BTND Trading, LLC., an affiliate of the Company by virtue of common ownership, loaned the Company funds for working capital. As of December 29, 2019, all amounts due by the Company to BTND Trading are evidenced by a promissory note in the original principal amount of $225,000 dated June 30, 2019 which bears interest at the rate of 8% per year. On August 1, 2019, the Company commenced making monthly payments of $5,000 under the note which matures on June 1, 2021 at which time the Company will make a balloon payment of approximately $143,339. At December 29, 2019, $207,265 was the amount due for the BTND Trading Note.

Gary Copperud has personally guaranteed each of the promissory notes evidencing loans on the real properties owned by the Company.

The Company pays the salary and benefits of the Company controller based in Fargo, North Dakota and the Company pays monthly rent for the office space of $500 per month. From time-to-time, the Company’s controller provides limited bookkeeping and administrative assistance for entities that are controlled by shareholders of the Company. These are minimal services for which the Company has not been compensated.

During August and October 2019, the Company entered into three Convertible Promissory Note C and Class A Warrant Purchase Agreements with Next Gen Ice, Inc. (“NGI”), a provider of automated ice delivery systems to convenience stores and other markets, pursuant to which it purchased three convertible promissory notes totaling the principal amount of $179,000 (the “NGI Notes”). Gary Copperud, our chief executive officer and a member of our board of directors, is a founder and member of the board of directors of NGI. Through affiliated entities controlled by Mr. Copperud, Mr. Copperud controls in excess of 50% of the outstanding stock of NGI and serves Chairman of its Board of Directors. Originally, the NGI Notes were either (i) payable on March 2, 2020 with interest accrued at 14% per year, or (ii) convertible, at the option of the Company, into shares of the series of NGI preferred stock sold to purchasers in a transaction or series of related transactions resulting in aggregate gross proceeds to NGI of at least $1,000,000, which is referred to in the agreement as a qualified financing, at a price per share equal to 75% of the price paid by such purchasers. In the event that the Company did not convert the NGI Notes into securities of NGI by reason of its completion of a Qualified Financing by the maturity date of the NGI Notes and elected to receive repayment of the NGI Note in cash, NGI was obligated to issue to the Company a Class A warrant entitling the Company to purchase a number of shares of NGI common stock calculated by dividing the total amount of the loan by $0.4412, or 405,712 shares of NGI common stock, at a price of $0.4412 per share at any time through August 3, 2022. The shares of NGI common stock issuable to the Company either (i) upon the conversion of the NGI preferred stock it would have received upon conversion of the principal amount of the NGI Notes or (ii) upon the exercise of the Class A warrants are subject to registration rights equivalent to the registration rights that NGI grants to purchasers in a Qualified Financing, if any. NGI did not close a Qualified Financing by March 2, 2020, the maturity date of the NGI Notes, and the Company notified NGI that it elected to receive cash in satisfaction of the NGI Notes, which triggered NGI’s obligation to issue the Class A warrants to the Company. On March 3, 2020, the Company and NGI entered into a Loan Modification and Extension Agreement pursuant to which the Company agreed to extend the maturity date of the NGI Notes to August 31, 2020. In consideration of the extension of the term of the NGI Notes: (i) NGI granted to the Company a security interest in all of NGI’s assets, (ii) issued to the Company a warrant entitling it to purchase 179,000 shares of common stock of NGI at a price of $1.00 per share at any time through March 31, 2023, and (iii) the founders of NGI, of which Mr. Copperud is one, agreed to transfer to the Company 179,000 shares of NGI common stock.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system, which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Marketplace Rules and the rules and regulations of the SEC. Under such rules, our board of directors has determined that of the members of our board of directors are independent directors. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. We expect to transition the composition and functioning of our board of directors and each of our committees to comply with all applicable requirements of the NASDAQ Stock Market and the rules and regulations of the SEC. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Boulay, PLLP, the Company’s independent registered public accounting firm, for professional services rendered for the fiscal years ended December 29, 2019 and December 30, 2018:

	2019	2018
Fee Category
Audit Fees (1)	$34,756	$26,400
Audit-Related Fees	940	3,663
Tax Fees
All Other Fees
Total Fees	$35,696	$30,063

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 29, 2019 and December 30, 2018, respectively.

The entire Board of Directors of the Company is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. All of the fees shown above were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit Number	Description	Location Reference
3.1	Amended and Restated Certificate of Incorporation.	1
3.2	Amended and Restated Bylaws.	1
3.2.1	First Amendment to Amended and Restated Bylaws	2
4.1	Specimen stock certificate evidencing shares of common stock.	1
4.2	Form of Warrant issued to investors in the 2018 Private Placement of Securities.	1
4.3	Form of Placement Agent Warrant issued to Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*
10.1	Share Exchange Agreement dated July 31, 2018 by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust.	1
10.2	Form of Securities Purchase Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.3	Form of Registration Rights Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.4	Form of Placement Agent Agreement between the registrant and Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
10.5	Form of Registration Rights Agreement, dated July 31, 2019, by and between the registrant and certain stockholders.	1
10.6	Operating Agreement dated October 15, 1974 between American Dairy Queen Corporation and William N. Empey.	1
10.7	Assignment of Dairy Queen Operating Agreement by Weyer Investments Ltd. to BTNDDQ, LLC, including consent of American Dairy Queen Corporation	1
10.8	Distribution Agreement between Sysco Western Minnesota, Inc. and Sysco Cincinnati, Inc. and BTND, LLC dated June 3, 2018.	1
10.9	Promissory Note dated July 1, 2019 in the principal amount of $225,000 made by the registrant in favor of BTND Trading. LLC	1
10.10	2019 Incentive Plan and award agreements thereunder.	2+
10.11	Loan Modification and Extension Agreement dated March 2, 2020, between the registrant and Next Gen Ice, Inc.	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Boulay PLLP	*
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		*
31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

1	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.
2	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2019.
*	Filed herewith.

(b)	Financial Statement Schedules.

No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BT BRANDS, INC.

Date: April 14, 2020	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Gary Copperud	Chief Executive Officer and Director	April 14, 2020
(Principal Executive Officer)

By: /s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer,	April 14, 2020
(Principal Financial Officer and Principal Accounting Officer and Chairman

By: /s/ Jeffrey A. Zinnecker	Director	April 14, 2020

