Form 10-Q
period 2020-03-29
BT Brands, Inc.
filed 2020-05-12
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-23323

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4744185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of principal executive offices)	(Zip Code)

(701) 277-0080
(Registrant’s telephone number, including area code)

NONE
(Former name former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

At May 12, 2020, there were 8,095,004 shares of common stock outstanding.

CAUTIONIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition and prospects of BT Brands, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration of the COVID-19 pandemic, the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic, including regulations which could adversely affect the Company’s ability to continue to operate as an “essential business,” potential changes in consumer behavior and dining patterns, which could impact patronage at the Company’s restaurants, the potential effects of government stimulus packages, the deterioration in the economic conditions in the United States, which potentially could have an impact on discretionary consumer spending and (2) those discussed and described in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC.  AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 29, 2020	December 29, 2019
ASSETS
CURRENT ASSETS
Cash	$310,134	$258,101
Receivables	5,782	15,363
Inventory	52,973	56,432
Prepaid expenses	5,297	6,929

Total current assets	374,186	336,825

PROPERTY AND EQUIPMENT, net	1,605,617	1,650,012
LAND AND BUILDINGS HELD FOR SALE	449,244	449,244
INVESTMENT IN NOTES RECEIVABLE FROM RELATED COMPANY	207,000	179,000
OTHER ASSETS, net	18,034	18,459

Total assets	$2,654,081	$2,633,539

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$243,784	$277,666
Accounts payable	483,622	321,855
Accrued expenses	179,083	202,732
Income taxes payable	2,898	2,898

Total current liabilities	909,387	805,151

LONG-TERM DEBT, less current maturities	3,254,808	3,221,035
UNEARNED VENDOR REBATE	2,445	3,668

Total liabilities	4,166,640	4,029,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.001 par value, 500,000 shares authorized, no shares outstanding at March 29, 2020 and December 29, 2019	-	-
Common stock, $.001 par value, 50,000,000 authorized, 8,095,004 shares outstanding at March 29, 2020 and December 29, 2019	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(2,018,325)	(1,902,081)

Total shareholders' deficit	(1,512,559)	(1,396,315)

Total liabilities and shareholders' deficit	$2,654,081	$2,633,539

See Notes to Condensed Consolidated Financial Statements (unaudited)

BT BRANDS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	13 Weeks Ended,
	March 29, 2020	March 31, 2019

SALES	$1,303,430	$1,377,833

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	540,100	560,271
Labor costs	483,309	486,245
Occupancy costs	162,588	207,603
Other operating expenses	86,174	64,612
Depreciation	44,395	58,810
Amortization	425	425
General and administrative	66,216	127,784

Total costs and expenses	1,383,207	1,505,750
Income (loss) from operations	(79,777)	(129,177)
INTEREST EXPENSE	(36,467)	(42,573)
INCOME (LOSS) BEFORE TAXES	(116,244)	(170,490)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(116,244)	$(170,490)
LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.02)
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	8,095,004	8,086,004

See Notes to Condensed Consolidated Financial Statements (Unaudited)

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, December 30, 2018	8,086,004	$8,086	$484,180	$(1,533,504)	$(1,041,238)

Net (loss)	-	-	-	(170,490)	(170,490)

Balances, March 31, 2019	8,086,004	$8,086	$484,180	$(1,703,994)	$(1,211,728)

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, December 29, 2019	8,095,004	$8,095	$497,671	$(1,902,081)	$(1,396,315)

Net (loss)	-	-	-	(116,244)	(116,244)

Balances, March 29, 2020	8,095,004	$8,095	$497,671	$(2,018,325)	$(1,512,559)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

BT BRANDS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended	13 Weeks Ended
	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(116,244)	$(170,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation	44,395	58,810
Amortization of franchise agreement	425	425
Amortization of debt issuance cost	1,295	1,277
Changes in operating assets and liabilities
Receivables	9,581	7,199
Inventory	3,459	4,367
Prepaid expenses	1,632	125
Accounts payable	161,767	104,380
Unearned vendor rebate	(1,223)	(815)
Accrued expenses	(23,649)	(30,918)
Net cash provided by (used in) operating activities	81,438	(25,640)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable from related entity	(28,000)	-
Net cash used in investing activities	(28,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	50,000	-
Principal payments on long-term debt	(51,405)	(63,293)
Net cash used in financing activities	(1,405)	(63,293)

CHANGE IN CASH	52,033	(88,933)

CASH, BEGINNING OF PERIOD	258,101	663,511
		-
CASH, END OF PERIOD	$310,134	$574,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$35,172	$41,296

See Notes to Condensed Consolidated Financial Statements (Unaudited)

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on a basis consistent in all material respects with the accounting policies for the fiscal year ended December 29, 2019. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of March 29, 2020 does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2019 and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Merger Transaction

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016 with the objective of acquiring an operating entity. Effective on July 30, 2018, the Company acquired 100% of the ownership BTND, LLC. in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with BTND, LLC (“BTND”), and its Members. Following the Share Exchange, BTND became a wholly owned subsidiary of the Company for reporting purposes under GAAP.

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during the year, which is listed for sale, resulting in a total of ten operating restaurants at March 29, 2020. The Company owns a restaurant property in St. Louis, Missouri currently held for sale.

The Company’s Dairy Queen store is operated pursuant to the terms of a franchise agreement with International Dairy Queen. The Company is required to pay regular royalty and advertising payments to the franchisor and to remain in compliance with the terms of the franchise agreement.

Fiscal Year Period

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. All references to years in this report refer to the 13-week periods in the respective fiscal year periods. Fiscal 2020 is a 53-week year ending January 3, 2021.

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks, a money market mutual fund holding, and deposits in transit.

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

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. A property in the St. Louis area is currently listed for sale. Also, in September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of fiscal 2019 it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location.

Income Taxes

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted as necessary.

The Company has a net operating loss carry-forward from the prior year and incurred additional net operating losses during the periods ended March 29, 2020 and March 31, 2019. These losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the periods ending March 29, 2020 and March 31, 2019 resulting in an effective income tax rate of 0% for both periods.

Per Common Share Amounts

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted net loss per share because their effect would be anti-dilutive. There were no potentially dilutive shares outstanding as of the periods ending in 2020 and 2019, as the strike price for warrants outstanding was above the fair market price of the underlying stock in both periods.

Other Assets

Other assets principally is the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, and is being amortized over an estimated useful life of 14 years.

Liquidity and Capital Resources

The consolidated financial statements have been prepared on a going concern basis. For the 13 weeks ended March 29, 2020, the Company incurred a net loss of $116,244. On March 29, 2020, the Company had $310,134 in cash and a working capital deficit of $535,201 an increase of $66,875 from the year-end deficit of $468,326. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (‘Covid-19”) a global pandemic. Covid-19 is having a significant adverse impact on the United States economy. At this time, it is impossible to predict either the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving.

A cash flow forecast for the next 12 months prepared by management has been adjusted to reflect recent offers by banks, in the wake of the COVID-19 Pandemic, including the Company’s principal lenders, Northview Bank and Bremer Bank, to abate all loan payments for the period from March through May of 2020. In May, 2020 the Company received loans of $487,900 of that amount, $460,400 was borrowed under the Small Business Administration Payroll Protection Program and assuming certain conditions are met, these loans may be forgiven. In May, 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. The Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these consolidated financial statements. No adjustments have been made relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at end of the respective fiscal years:

	03/29/2020	12/29/2019
Land	$555,885	$555,885
Equipment	2,390,545	2,390,545
Buildings	1,363,642	1,363,642

Total property and equipment	4,310,072	4,310,072
Accumulated depreciation	(2,255,211)	(2,210,816)
Less - Property held for sale	(449,244)	(449,244)
Net property and equipment	$1,605,617	$1,650,012

Depreciation expense for the 13-week periods in 2020 and 2019 was $44,395 and $58,810, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the dates:

	3/29/2020	12/29/2019
Accrued real estate taxes	$24,888	$66,959
Accrued payroll	38,529	69,572
Accrued payroll taxes	7,522	7,058
Accrued sales taxes payable	82,763	35,380
Accrued vacation pay	24,791	23,204
Other accrued expenses	590	559

	$179,083	$202,732

NOTE 4 – LONG TERM DEBT

The Company had the following long term debt obligations as of:

	3/29/2020	12/29/2019

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota
locations and the personal guaranty of a shareholder of the Company.	$691,092	$699,311

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through
November 16, 2030. This note is secured by four of the Company's North Dakota
locations and the personal guaranty of a shareholder of the Company.	1,482,482	1,509,435

Note payable to bank dated October 10, 2015 due in monthly
installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's
Dairy Queen location and the personal guaranty of a shareholder of the Company.	409,686	414,562

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota
locations and the personal guaranty of a shareholder of the Company.	377,618	384,208

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be be less than 4%. This note is secured by property held for sale in Richmond
Indiana and the personal guaranty of a shareholder of the Company.	148,737	151,234

Unsecured 8% notes payable to an entity controlled by shareholders of the
Company dated December 26, 2017 originally due on demand after June 1, 2020.
Effectice July 1, 2019 a revised note was entered into due June 1, 2021 with monthly payments of $5,000 due beginning August 1, 2019. An additional
$50,000 was advanced to the Company in January 2020 and this advance
is included in current maturities.	257,264	207,264

Note payable to bank dated December 28, 2018 due in monthly
installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul
location and the personal guaranty of a shareholder of the Company.	189,800	192,068

	3,556,679	3,558,082
Less - unamortized debt issuance costs	(58,087)	(59,381)
Current maturities	(243,784)	(277,666)

Total	$3,254,808	$3,221,035

In the first quarter of fiscal 2020, as a result of the many uncertainties surrounding the economy during the COVID-19 response, two of the Company’s mortgage lenders agreed to suspend current payments for a period of three months. The loans will continue to accrue interest at the stated rate, which included in the principal outstanding, and the suspended payments will be treated as balloon-payments due at the end of the mortgage term.

NOTE 5 – RELATED PARTY TRANSACTIONS

BTND Trading

BTND Trading is an entity separate from the Company owned by certain significant shareholders of the Company, from time-to-time BTND Trading has advanced funds to the Company. In 2020 no payments have been made on this note and during the first quarter BTND Trading advanced an additional $50,000 to the Company which amount has been added to the current portion long-term debt as it is anticipated this advance will be repaid before the end of the year.

Next Gen Ice

In 2019 the Company made a series of advances in the form of investments in Next Gen Ice, Inc. (NGI) Series C Notes totaling $179,000. In the first quarter of 2020 the Company advanced an additional $28,000 to NGI and the $28,000 advance was repaid following the end of the quarter, in April 2020. The Company’s CEO, Gary Copperud, is Chairman of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is a member of the Board of Directors of NGI and is currently serving as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud and limited liability companies controlled by him together own approximately 55% of the outstanding equity of NGI. The Series C Notes were originally due on March 3, 2020. On March 3, 2020, the Company and NGI entered into a Loan Modification and Extension Agreement pursuant to which the Company agreed to extend the maturity date of the NGI Notes to August 31, 2020. In consideration of the extension of the term of the NGI Notes: (i) NGI granted to the Company a security interest in all of NGI’s assets, (ii) issued to the Company a warrant entitling it to purchase 179,000 shares of common stock of NGI at a price of $1.00 per share at any time through March 31, 2023, and (iii) the founders of NGI including Mr. Copperud agreed to transfer to the Company 179,000 common shares of NGI.

NOTE 6 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position

NOTE 7 – Covid-19 AND EMERGENCY LOAN RELIEF

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (‘Covid-19”) a global pandemic. Covid-19 has had a significant adverse impact on the United States economy. While we have experienced some product shortages and some labor shortages, we have continued to operate all of our locations on a drive-through basis only with some limited hours and closing access to both the walk-up window and any indoor seating. Indoor seating is only available in our Dairy Queen and one other location. At this time, it is impossible to predict the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation and regulations surrounding government response to the pandemic are constantly changing.

On May 1, 2020, the Company received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief and Economic Security Act, as amended from time to time (the “PPP”). Pursuant to the terms of the Promissory Notes dated May 1, 2020, by BTND and BTNDDQ, L.L.C. in favor of Northview Bank. BTND borrowed $418,900 original principal amount, and BTNDDQ, L.L.C. borrowed $41,500 original principal amount. Both PPP loans were funded on May 1, 2020. The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds. Interest and principal payments under the PPP Loans will be deferred for a period of six months. Under certain circumstances, all or a portion of the PPP Loans may be forgiven, however, there can be no assurance that any portion of the PPP Loans will be forgiven and that BTND and BTNDDQ, L.L.C. would not be required to repay the PPP Loans in full. The PPP Loan contains certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor of the borrower, to the extent that a default under any loan or other agreement would materially affect the borrower’s ability to repay the PPP Loan and limit the ability of the borrower to make certain changes to its ownership structure.

On April 29, 2020, BTNDDQ, L.L.C. also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program from Central Minnesota Development Corporation. This loan is interest free and under certain conditions up to 50% of the loan may be forgiven, BTNDDQ, L.L.C., initially, is required to make 18 monthly payments of $458.33 beginning December 15, 2020, following the initial 18 months, in the event the note does not qualify for loan forgiveness, it will be repaid in equal installments over an additional 36 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition, results of operations, liquidity and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 29, 2019.

Overview

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

Business Trends - Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses, including ours. In response to this outbreak, many state and local authorities have mandated the temporary closure of non-essential businesses and dine-in restaurant activity. While we have experienced some product shortages, for now, we have continued to operate all of our locations on a drive-through basis only eliminating access to the walk-up service window and any indoor seating which is only available at our Dairy Queen location and one other location. Also, most of our locations have outdoor picnic table seating for use in nicer summer weather, and in, most cases, these dining areas have been closed. At this time, it is impossible to predict the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation and regulations surrounding government response to the pandemic are constantly changing. As a result of the many uncertainties potentially threatening our ability to continue as a going concern.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, providing provisions aid small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. Given the absence of any funding alternatives, the Company applied for and was granted loans totaling $460,400 under the United States Small Business Administration’s Payroll Protection Program. The Company expects to use these funds to meet payroll expenses. The Company’s BTNDDQ, L.L.C. subsidiary also received a $27,500 loan from a State of Minnesota Small Business Emergency Loan Program.

Growth Strategy and Outlook

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

Results of Operations

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	March 29, 2020	March 31, 2019

SALES	100.0%	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	41.4	40.7
Labor costs	37.1	35.3
Occupancy costs	12.5	15.1
Other operating expenses	6.6	4.7
Depreciation	3.4	4.3
Amortization	0.0	0.0
General and administrative	5.1	9.3

Total costs and expenses	106.1	109.3
Loss from operations	(6.1)	(9.3)
INTEREST EXPENSE	(2.8)	(3.1)
NET LOSS	(8.9)%	(12.4)%

13 Week Period Ended March 29 (Fiscal 2020) compared to the 13 Week Period Ended March 31, (Fiscal 2019)

Net Revenues:

Net sales for Fiscal 2020 decreased $74,403 or 5.4% to $1,303,430 from $1,377,833 in Fiscal 2019. The decrease in sales was principally the result of the West St. Paul location being closed for approximately seven weeks as a result of a fire in the location, and the effects of weather conditions during the period.

Restaurant sales for the period ranged from a low of $99,384 (excluding West St. Paul) to a high of $185,500 and average sales for each Burger Time unit during the period was approximately $146,000 in 2020 declining from $154,000 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for Fiscal 2020 increased as a percentage of sales slightly to $540,100 (41.4% of restaurant sales) from $560,271 (40.7% of restaurant sales) in Fiscal 2019. This increase was mainly due to an increase in average beef prices of approximately 18% to an average of $2.51 per pound in 2020.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs and depreciation and amortization) as a percent of restaurant sales increased slightly to 97.6% in 2020 from 95.8% in Fiscal 2019. This was due primarily to matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For Fiscal 2020, labor and benefits costs decreased slightly by $2,936 to $483,309 (increasing to 37.1% of restaurant sales) from $486,245 (35.3% of restaurant sales) in Fiscal 2019. The increase in the percentage was the result minimum staffing level required as sales declined. The Company continued to benefit from virtually no turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For Fiscal 2020, occupancy and other expenses decreased $23,453 to 19.1% of sales or $248,762 from $272,215 (19.8% of restaurant sales) in Fiscal 2019.

Depreciation and Amortization Expense:

For Fiscal 2020, depreciation and amortization decreased 24.5% or $14,415 to $46,115 (3.5% of sales) from $60,512 (4.4% of sales) in Fiscal 2019.

General and Administrative Costs

General and administrative costs decreased 51.8% or $61,568 from $127,784 (9.3% of sales) in Fiscal 2019 to $66,216 (5.1% of sales) in Fiscal 2020. The increase in general and administrative costs is primarily attributable to a reduction in officer salary of approximately $37,500 during the period and the elimination of a general manager position.

Income (loss) from Operations

The loss from operations was $79,777 in Fiscal 2020 compared to a loss from operations of $129,177 in Fiscal 2019. The change in income from operations in Fiscal 2020 compared to Fiscal 20120 was due primarily to the matters reduction in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, to investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for, or superior to, operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

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

	13-Week Period
	2020	2019
Revenues	$1,303,430	$1,377,833
Reconciliation:
(Loss) from operations	(79,777)	(129,177)
Depreciation and amortization	44,820	59,235
General and administrative, corporate level expenses	66,216	127,784
Restaurant-level EBITDA	(1,598)	59,119
Restaurant-level EBITDA margin	0.0%	4.2%

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis. For the period ending March 29,2020, the Company incurred a net loss of $116,244. Cash flow provided by operating activities increased to $81,438 in 2020 from a negative $25,640 in fiscal 2019 principally as a result of increases in vendor accounts payable. On March 29, 2020, the Company had $310,134 in cash and working capital deficit of $535,201 an increase of $65,875 from the year-end deficit of $468,326.

The coronavirus (“Covid-19”) global pandemic is significantly harming the United States economy. Many businesses have closed, and many citizens are subject to “shelter at home” governmental orders. At this time, all of our units continue to operate, however, it is impossible to predict either the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving. A cash flow forecast for the next 12 months prepared by management has been adjusted to reflect recent offers by banks, in the wake of the COVID-19 Pandemic, including the Company’s principal lenders, Northview Bank and Bremer Bank, to abate all loan payments for the next three months. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, and additional avenues of relief may be available to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Given the absence of any funding alternatives, the Company applied for and was granted loans totaling $460,400 under the Small Business Administration Payroll Protection Program. The Company expects to use these funds to meet payroll expenses. The Company’s BTNDDQ, L.L.C. subsidiary also received a $27,500 no-interest loan from a State of Minnesota Small Business Emergency loan program. As a result, the Company expects to have sufficient cash assets to meet its obligations for the next twelve months. No adjustments have been made relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

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

Recent Accounting Pronouncements

There has been no impact to our financial statements and our results of operations and financial condition as the result of the adoption of Recent Accounting Pronouncements, see “Part I, Item 1, Note 1. Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

Jumpstart Our Business Startups Act of 2012

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the date on which the Company filed its annual report on Form 10-K and through the date of this quarterly report, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: May 12, 2020	By:	/s/ Gary Copperud
	Name:	Gary Copperud
	Title:	Chief Executive Officer

Date: May 12, 2020	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

