Form 10-Q
period 2020-06-28
BT Brands, Inc.
filed 2020-08-13
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-233233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of principal executive offices)	(Zip Code)

(701) 277-0080
(Registrant’s telephone number, including area code)

NONE
(Former name former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.001 per share	BTBD	OTC BB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒   Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

At August 13, 2020, there were 8,095,004 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration of the COVID-19 pandemic, the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic which potentially could have an impact on discretionary consumer spending and (2) those discussed and described in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2020. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

2

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2020 AND DECEMBER 29, 2019

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 28, 2020	December 29, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,091,152	$258,101
Receivables	18,894	15,363
Inventory	56,976	56,432
Prepaid expenses	2,962	6,929
Note and interest receivable from related company	168,200	-

Total current assets	1,338,184	336,825

PROPERTY AND EQUIPMENT, net	1,576,336	1,650,012
LAND AND BUILDINGS HELD FOR SALE	349,244	449,244
NOTE RECEIVABLE FROM AND INVESTMENT IN RELATED COMPANY	75,000	179,000
OTHER ASSETS, net	29,395	18,459

Total assets	$3,368,159	$2,633,539

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$327,600	$277,666
Accounts payable	280,842	321,855
Accrued expenses	250,132	202,732
Income taxes payable	157,599	2,898

Total current liabilities	1,016,173	805,151

LONG-TERM DEBT, less current maturities	3,185,900	3,221,035
UNEARNED VENDOR REBATE	1,222	3,668

Total liabilities	4,203,295	4,029,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares outstanding at June 28, 2020 and December 29, 2019	-	-
Common stock, $.001 par value, 50,000,000 authorized, 8,095,004
shares outstanding at June 28, 2020 and December 29, 2019	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(1,340,903)	(1,902,081)

Total shareholders' deficit	(835,137)	(1,396,315)

Total liabilities and shareholders' deficit	$3,368,159	$2,633,539

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended,		13 Weeks Ended,
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

SALES	$3,699,768	$3,265,994	$2,396,338	$1,888,161

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,435,992	1,294,163	895,892	733,892
Labor costs	1,094,007	1,053,999	610,698	567,754
Occupancy costs	334,033	382,889	171,445	175,286
Other operating expenses	191,274	151,141	105,100	86,529
Depreciation	90,070	117,721	45,675	58,911
Amortization	850	850	425	425
Impairment of assets held for sale	100,000	93,488	100,000	93,488
General and administrative	183,163	293,168	116,947	165,384

Total costs and expenses	3,429,389	3,387,419	2,046,182	1,881,669

Income (loss) from operations	270,379	(121,425)	350,156	6,492

INTEREST EXPENSE	(91,159)	(86,753)	(54,692)	(44,180)
INTEREST INCOME	64,200	-	64,200	-
OTHER INCOME	466,758	-	466,758	-

INCOME (LOSS) BEFORE TAXES	710,178	(208,178)	826,422	(37,688)

PROVISION FOR INCOME TAXES	(149,000)	-	(149,000)	-

NET INCOME (LOSS)	$561,178	$(208,178)	$677,422	$(37,688)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.07	$(0.03)	$0.08	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	8,095,004	8,086,004	8,095,004	8,086,004

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended	26 Weeks Ended
	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$561,178	$(208,178)
Adjustments to reconcile net income (loss) to net cashprovided by operating activities-
Depreciation	90,070	117,721
Amortization of franchise agreement	850	850
Amortization of debt issuance cost	2,588	2,588
Deferred tax benefit	(11,788)	-
Non-cash interest income	(64,200)	-
Payment of in-kind interest	39,368	-
Loss on sale of property and equipment	-	1,800
Impairment of assets held for sale	100,000	93,488
Changes in operating assets and liabilities
Receivables	(3,531)	(1,777)
Inventory	(544)	458
Prepaid expenses	3,967	3,038
Accounts payable	(41,013)	33,987
Unearned vendor rebate	(2,446)	(2,445)
Accrued expenses	47,400	43,455
Income taxes payable	154,701	-
Net cash provided by operating activities	876,600	84,985

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,393)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	77,500	-
Principal payments on long-term debt	(104,656)	(126,686)
Net cash (used) in financing activities	(27,156)	(126,686)

CHANGE IN CASH	833,051	(41,701)

CASH, BEGINNING OF PERIOD	258,101	663,511
		-
CASH, END OF PERIOD	$1,091,152	$621,810
		$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$49,204	$84,165
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Transfer of property and equipment to assets held for sale	$-	$189,640

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)

		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, December 29, 2019	8,095,004	$8,095	$497,671	$(1,902,081)	$(1,396,315)

Net income	-	-	-	561,178	561,178

Balances, June 28, 2020	8,095,004	$8,095	$497,671	$(1,340,903)	$(835,137)

		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2018	8,086,004	$8,086	484,180	$(1,533,504)	$(1,041,238)

Net (loss)	-	-	-	(208,178)	(208,178)

Balances, June 30, 2019	8,086,004	$8,086	$484,180	$(1,741,682)	$(1,249,416)

		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, March 29, 2020	8,095,004	$8,095	$497,671	$(2,018,325)	$(1,512,559)

Net income	-	-	-	677,422	677,422

Balances, June 28, 2020	8,095,004	$8,095	$497,671	$(1,340,903)	$(835,137)

		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, March 31, 2019	8,086,004	$8,086	$484,180	$(1,703,994)	$(1,211,728)

Net (loss)	-	-	-	(37,688)	(37,688)

Balances, June 30, 2019	8,086,004	$8,086	$484,180	$(1,741,682)	$(1,249,416)

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries. (the “Company”, “we”, “our”, “us”, or “BT Brands”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation and have prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended December 29, 2019. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of June 28, 2020 does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2019 and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2019.

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

The Company

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016 with the objective of acquiring an operating entity. Effective on July 30, 2018, the Company acquired 100% of the ownership BTND, LLC. in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with BTND, LLC (“BTND”), and its Members.

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018 which is listed for sale, resulting in a total of ten operating restaurants on June 28, 2020. The Company owns a restaurant property in St. Louis, Missouri currently held for sale.

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

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit.

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

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. A property in the St. Louis area is currently listed for sale. Also, in September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of fiscal 2019 it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location and in the second quarter of 2020 an additional $100,000 impairment charge was recorded.

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted as necessary.

The Company had a net operating loss carry-forward from the prior year of $153,000. In 2019, the prior losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero. As of June 28, 2020, the Company estimates a current tax provision at the statutory rates of approximately 27.5% and as a result of the net operating loss carryforward offset by other timing differences including current nondeductible status of the impairment loss reserve, taxes payable are currently estimated at $157,599.

As of the of fiscal year 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception and all periods since the Company’s 2016 inception are still open for examination.

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

Other Assets

Other assets are the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, which is being amortized over an estimated useful life of 14 years and deferred income tax benefits related to charges not currently deductible which the Company expect to realize in future periods.

Payroll Protection Plan (PPP) Loans

In May 2020, the Company borrowed $460,400 under the Small Business Administration’s Payroll Protection Program. Pursuant to the terms of the program, we expect that the loans will be forgiven, and we are in the process of filing the required documentation to complete the loan forgiveness. As of the period ending June 28,2020, the Company is reasonably assured the entire amount of PPE advances will be forgiven and the anticipated loan forgiveness is reflected as “Other Income”. In accordance with current direction of the Internal Revenue Service, the payroll expenses paid with the Payroll Protection Plan proceeds have been reflected as a non-deductible expense in determining the provision for income taxes.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis. For the 26 weeks ended June 28, 2020, the Company earned an after-tax profit of $561,178. On June 28, 2020, the Company had $1,091,152 in cash and working capital of $322,011 an increase of $815,337 from the year-end deficit of $468,326. Covid-19 is having a significant adverse impact on the United States economy. At this time, it is difficult to predict either the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is evolving.

In May, 2020 the Company received pandemic-related loans totaling $487,900 of that amount, $460,400 was borrowed under the Small Business Administration’s Payroll Protection Program under the terms of the program we expect that the loans will be forgiven and we are in the process of filing the required documentation to complete the loan forgiveness. In May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. The Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these condensed consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at end of the respective dates:

	06/28/2020	12/29/2019
Land	$525,240	$555,885
Equipment	2,376,377	2,390,545
Buildings	1,324,848	1,363,642

Total property and equipment	4,226,465	4,310,072
Accumulated depreciation	(2,300,886)	(2,210,816)
Less - Net carrying value of Property held for sale	(349,244)	(449,244)
Net property and equipment	$1,576,336	$1,650,012

Depreciation expense for the 26-week periods in 2020 and 2019 was $90,070 and $117,721, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the dates:

	06/28/2020	12/29/2019
Accrued real estate taxes	$24,617	$66,959
Accrued payroll	115,610	69,572
Accrued payroll taxes	7,416	7,058
Accrued sales taxes payable	76,909	35,380
Accrued vacation pay	24,968	23,204
Other accrued expenses	612	559

	$250,132	$202,732

NOTE 4 – LONG TERM DEBT

As a result of the many uncertainties surrounding the economy during the COVID-19 response, two of the Company’s mortgage lenders agreed to suspend current payments for a period of three months during the first half of 2020. The loans will continue to accrue interest at the stated rate, which is included in the principal outstanding.

 The Company had the following long term debt obligations as of:

	06/28/2020	12/29/2019

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota
locations and the personal guaranty of a shareholder of the Company.	$700,996	$699,311

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through
November 16, 2030. This note is secured by four of the Company's North Dakota
locations and the personal guaranty of a shareholder of the Company.	1,500,382	1,509,435

Note payable to bank dated October 10, 2015 due in monthly
installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's
Dairy Queen location and the personal guaranty of a shareholder of the Company.	416,226	414,562

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota
locations and the personal guaranty of a shareholder of the Company.	382,177	384,208

Notes payable to bank dated November 10, 2016 payable in monthly installements of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be be less than 4%. This note is secured by property held for sale in Richmond
Indiana and the personal guaranty of a shareholder of the Company.	146,230	151,234

Unsecured 8% notes payable to an entity controlled by shareholders of the
Company dated December 26, 2017 originally due on demand after June 1, 2020.
Effective May 31, 2019 a revised note was entered into due July 31, 2023 with monthly payments of $10,000 or $15,000 for the remainder of 2020 and
monthly payments of $5,000 due beginning January 1, 2021.	207,729	207,264

Note payable to bank dated December 28, 2018 due in monthly
installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul
location and the personal guaranty of a shareholder of the Company.	189,053	192,068

Minnesota Small Business Emergency Loan dated April, 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is sescured by the personal guaranty of a
shareholder of the Company.	27,500	-

	3,570,293	3,558,082
Less - unamortized debt issuance costs	(56,793)	(59,381)
Current maturities	(327,600)	(277,666)

Total	$3,185,900	$3,221,035

NOTE 5 – RELATED PARTY TRANSACTIONS

BTND Trading

BTND Trading is an entity separate from the Company owned by certain significant shareholders of the Company, from time-to-time BTND Trading has advanced funds to the Company. At the end of the quarter $207,728 was due to BTND Trading at 8% annual interest. Following the end of the period ending June 28, 2020, $70,000 was paid on the note due to BTND Trading.

Next Gen Ice

In 2019 the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000. The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud, and a limited liability company controlled by him together own approximately 46% of the outstanding equity of NGI. The Series C Note, as modified on March 2, 2020, and $14,200 of accrued interest are due August 31, 2020. As part of the Note modification, the Company received 179,000 shares of Common Stock in Next Gen Ice from the founders of NGI representing approximately 2% of NGI shares outstanding. Also, the Company holds warrants to purchase 358,000 shares at a price of $1.00 per share through March 31, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and is being amortized  as interest income over the extended term of the Note. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. Also, June 25, 2020, NGI completed a convertible debt financing of $1.5 million followed by an additional $1.05 million in August 2020. As a part of this offering, the Company had agreed to potentially invest up to $200,000 to complete the initial closing, ultimately, the Company’s investment was not needed to close the initial round and the Company received no compensation for its guarantee.

NOTE 6 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 7 – COVID-19 PANDEMIC AND EMERGENCY LOAN RELIEF

On March 13, 2020, President Donald Trump declared a national emergency in response to the coronavirus (‘Covid-19”) global pandemic. Covid-19 has had a significant adverse impact on the United States economy. While we have experienced some product shortages and some labor shortages, we have continued to operate all of our locations on a drive-through basis only with some limited hours and until recently, limited access to the walk-up window and any indoor seating. Indoor seating is only available in our Dairy Queen and one other location. At this time, it is difficult to predict the ultimate impact of the Covid-19 pandemic on the Company’s operating results, although given the drive-through nature of our locations the impact has be positive so far. The situation and regulations surrounding government response to the pandemic are constantly changing and it is not possible to determine if the current business trends will continue.

On May 1, 2020, the Company received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program (the “PPP”). Pursuant to the terms of the Promissory Notes dated May 1, 2020, by BTND and BTNDDQ, L.L.C. in favor of Northview Bank. BTND borrowed $418,900 original principal amount, and BTNDDQ, L.L.C. borrowed $41,500 original principal amount. Both PPP loans were funded on May 1, 2020. The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds. Interest and principal payments under the PPP Loans will be deferred for a period of six months. The PPP Loan contains certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor. Under the terms of the Program, we expect that the PPP Loans will be forgiven, and this outcome is reflected in the accompanying condensed consolidated financial statements reflecting $460,400 as a grant and in included in Other Income.

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

Business Trends; Effects of COVID-19 on our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. It has also disrupted the normal operations of many businesses. In response to this outbreak, many state and local authorities have mandated the temporary closure of non-essential businesses including dine-in restaurant activity. While we have experienced some product shortages, for now, we have continued to operate all of our locations on a drive-through basis in some cases temporarily eliminating access to the walk-up service window and any indoor seating which is available at our Dairy Queen location and one other location. Also, most of our locations have outdoor picnic table seating for use in nicer summer weather, and generally these dining areas were closed for most of the second quarter, however, have recently opened. At this time, it is impossible to predict the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation and regulations surrounding government response to the pandemic are constantly changing, however, to-date, the impact of restaurant closures and shelter in-place orders has generally been positive for our business as drive-through dining locations have been an attractive alternative to consumers during a time of the reduced dining.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, providing aid small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. Given the absence of any funding alternatives, the Company applied for and was granted loans totaling $460,400 under the United States Small Business Administration’s Payroll Protection Program. The Company has used these funds to meet payroll expenses and the Company expects and has applied to have the PPP loans forgiven as provided by the CARES Act. The Company’s BTNDDQ, L.L.C. subsidiary also received a $27,500 loan from a State of Minnesota Small Business Emergency Loan Program.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the foodservice industry. As the economy stabilizes, we expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue growth strategies to both expand the number of locations and to increase comparable store sales and profits.

Our business plan is to grow through acquisitions in the foodservice industry. In addition, we may develop additional restaurant locations through the acquisition and conversion of existing properties. We also expect to identify and pursue the acquisition of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations. Our growth strategy is predicated upon (i) building or acquiring new restaurants, (ii) growing comparable restaurant sales and profits, and (iii) quickly and cost-effectively scaling our growth while leveraging our corporate services.

In the wake of the COVID pandemic, we believe that we will have opportunities to acquire restaurant businesses at attractive valuations. We intend to follow a disciplined strategy of evaluating acquisition opportunities to determine the operations are in markets meeting our demographic, real estate and investment criteria. Our ability to successfully evaluate an acquisition opportunity and to understand the competitive landscape of a new market will be critical in making a successful acquisition. Additionally, our ability to identify, recruit and hire both salaried and hourly staff will impact our ability to expand as will changes in the legal environment, including increases to the minimum wage, which could impact our ability to expand into certain areas. Further, we believe that prior to the effects of the Pandemic there was an oversaturation of restaurants and many of these restaurants may no longer be economically viable. Even if we can acquire restaurants, the new restaurants, and our Company, will be subject to various risks, some of which, including factors impacting our customers, such as declining economic conditions, are entirely out of our control. We will seek to scale our growth quickly and cost-effectively by leveraging our general and administrative costs.

Results of Operations for the Thirteen Weeks Ended June 28, 2020 and the Thirteen Weeks Ended June 30, 2019

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	June 29, 2020	June 30, 2019

SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	37.4	38.9
Labor costs	25.5	30.1
Occupancy costs	7.2	9.3
Other operating expenses	4.4	4.6
Depreciation	1.9	3.1
Amortization	0.0	0.0
Impairment of assets held for sale	4.2	5.0
General and administrative	4.9	8.8
Total costs and expenses	85.4	99.7
Income from operations	14.6	.3
INTEREST EXPENSE	(2.3)	(2.3)
INTEREST INCOME	2.7	0.0
OTHER INCOME	19.5	0.0
INCOME TAXES	(6.2)	0.0
NET INCOME (LOSS)	28.3%	(2.0)%

Net Revenues:

Net sales for Fiscal second quarter of 2020 increased $508,177 or 26.9% to $2,396,338 from $1,888,161 in Fiscal 2019. The sales increase was principally the result of favorable impact on our drive-through locations of the COVID-19 government shutdown orders and the closing of dining alternatives resulting in an increase in consumers choosing Burger Time as a meal alternative.

Restaurant unit sales for the period ranged from a low of $178,800 to a high of $302,000 and average sales for each Burger Time unit during the period was approximately $240,700 in 2020 an increase from $146,000 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for second quarter of fiscal 2020 decreased as a percentage of sales slightly to 37.4% of restaurant sales from 38.9% of restaurant sales in the second quarter of fiscal 2019. This decrease was the result of a favorable six-month fixed price on the price of ground beef patties at $2.51 per pound.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charges and depreciation and amortization) as a percent of restaurant sales decreased significantly to 74.4% of sales in the second fiscal quarter of 2020 from 82.8% in similar period of fiscal 2019. This was due primarily to significant increase in sales which favorably impacted cost and the matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For the second quarter of Fiscal 2020, labor and benefits costs increased slightly by $42,944 to $610,698, however, labor costs as a percentage of sales declined to 25.5% of restaurant sales from 30.1% of restaurant sales in Fiscal 2019. The decrease in the percentage was the result of the leveraging of existing staffing levels as sales increased dramatically from the year earlier. The Company continued to benefit from virtually no turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the second fiscal quarter of 2020, occupancy and other expenses increased $14,730 to 11.5% of sales or $276,545 from $261,815 (13.9% of restaurant sales) in similar period in 2019.

Depreciation and Amortization Expense:

For second fiscal quarter of 2020, depreciation and amortization decreased $13,236 to $46,100 (1.9% of sales) from $59,336 (3.1% of sales) in the second fiscal of 2019.

General and Administrative Costs

General and administrative costs decreased 41.9% or $48,849 from $165,384 (8.7% of sales) in the second fiscal quarter of 2019 to $116,947 (4.9% of sales) in the second quarter of 2020. The increase in general and administrative costs is primarily attributable to a reduction in the elimination of a general manager position.

Income from Operations

The income from operations for the 13 week-period was $350,156 in Fiscal 2020 compared to an income from operations of $6,492 in similar period in 2019. The change in income from operations in fiscal 2020 compared to fiscal 2019 was due to the significant increase in sales at the Company’s stores and the reduction in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	13 Weeks Ended,
	June 28, 2020	June 30, 2019
Revenues	$2,396,338	$1,888,161
Reconciliation:
Income from operations	350,156	6,492
Depreciation and amortization	46,100	59,366
General and administrative, corporate level expenses	116,535	165,394
Restaurant-level EBITDA	513,203	231,252
Restaurant-level EBITDA margin	21.4%	12.2%

Our Results of Operations for the Twenty-Six Weeks Ended June 28, 2020 and the Twenty-Six Weeks Ended June 30, 2019 are presented below:

	26 Weeks Ended,
	June 28, 2020	June 30, 2019
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	38.8	39.6
Labor costs	29.6	32.3
Occupancy costs	9.0	11.7
Other operating expenses	5.2	4.6
Depreciation	2.4	3.6
Amortization	0.0	0.0
Impairment of assets held for sale	2.7	2.9
General and administrative	4.9	9.0
Total costs and expenses	92.7	103.7
Income (Loss) from operations	7.3	(3.7)
INTEREST EXPENSE	(2.5)	(2.7)
INTEREST INCOME	1.7	0.0
OTHER INCOME	12.6	0.0
INCOME TAXES	(4.0)	0.0
NET INCOME (LOSS)	15.1%	(6.4)%

Net Revenues:

Net sales for 26-week period representing the first half of fiscal 2020 increased $433,774 or 13.3% to $3,699,768 from $3,265,994 in fiscal 2019. The increase in sales was principally the result of favorable impact in the second half of the 26-week period on our drive-through locations of the COVID-19 government shutdown orders and the closing of dining alternatives resulting in consumers choosing Burger Time as a meal alternative combined with generally favorable weather conditions during the period.

Restaurant sales for the period for our Burger Time locations ranged from a low of $230,978 to high of $458,654 and average sales for each Burger Time unit during the period was approximately $376,000 in 2020 an increase from $330,000 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2020 decreased as a percentage of sales slightly to 38.8% of restaurant sales from 39.6% of restaurant sales in the similar period in 2019. This decrease was mainly due to the overall increase in business activity combined with a relatively stable market with average beef prices of approximately of $2.51 per pound in 2020.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charge and depreciation and amortization) as a percent of restaurant sales declined significantly to 82.6% of sales in 2020 from 88.2% in Fiscal 2019. This was due primarily to the increase in sales activity and its impact as further discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For Fiscal 2020, labor and benefits costs decreased to 29.6% of restaurant sales from 32.3% of restaurant sales in Fiscal 2019. The Company was able to favorably leverage staffing levels against the significant increase in volume during the second half of the period. The Company continued to benefit from virtually no turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the first 26 weeks of Fiscal 2020, occupancy and other expenses decreased $8,723 to 14.2% of sales or $525,307 from $534,030 (16.3% of restaurant sales) in the similar period in 2019 many of these costs are fixed and the lower percentage reflect the increase in restaurant sales.

Depreciation and Amortization Expense:

Depreciation and amortization expense declined 23.3% or $27,651 to $90,920 (2.4% of sales) from $118,571 (3.6% of sales) in Fiscal 2019.

General and Administrative Costs

General and administrative costs decreased 51.8% or $110,597 from $293,168 (9.0% of sales) in the first half of fiscal 2019 to $183,163 (4.9% of sales) in the first half of fiscal 2020. The decrease in general and administrative costs is primarily attributable to a reduction in officer’s salary during the period and the elimination of a general manager position.

Income (loss) from Operations

The income from operations was $270,379 in the first half of fiscal 2020 compared to a loss from operations of $121,425 in the first half of fiscal 2019. The change in income from operations in Fiscal 2020 compared to Fiscal 20120 was due primarily to the matters reduction in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	26 Weeks Ended,
	June 28, 2020	June 30, 2019
Revenues	$3,699,768	$3,265,994
Reconciliation:
Income (Loss) from operations	270,791	(121,425)
Depreciation and amortization	90,920	118,571
General and administrative, corporate level expenses	182,571	293,168
Restaurant-level EBITDA	544,082	290,314
Restaurant-level EBITDA margin	14.7%	8.9%

Liquidity and Capital Resources

The coronavirus (“Covid-19”) global pandemic is significantly harming the United States economy. Many businesses have closed, and many citizens have been subject to “shelter at home” governmental orders. At this time, all of our units continue to operate, however, it is impossible to predict either the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving. The condensed consolidated financial statements have been prepared on a going concern basis. For the 26-week period ending June 28, 2020, the Company earned net income of $561,178. Cash flow provided by operating activities increased to $876,600 in 2020 from $84,985 in fiscal 2019 principally the result of increased sales.On June 28, 2020, the Company had $1,091,152 in cash and working capital of $322,011 an increase of $815,337 from the year-end deficit of $468,326.

In May, 2020 the Company received loans of $487,900 of that amount, $460,400 was borrowed under the Small Business Administration’s Payroll Protection Program under the terms of the program we expect that the loans will be forgiven and we are in the process of filing the required documentation to complete the loan forgiveness.

In May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. The Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these consolidated financial statements.

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

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs because of market risk associated with commodity prices. In addition, the shutdown of meat processors and other suppliers because of the COVID-19 pandemic have created some product shortages which have not had a significant impact on our business. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with any of our suppliers to manage these risks. Beef is our largest single food purchase and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts.

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

Management does not believe that inflation has had a material effect on income during the 2020 or 2019 fiscal periods. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item, however, we are supplementing the Risk Factors previously disclosed in Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 29, 2019, (the “Annual Report”). The following risk factors should be read in conjunction with the Risk Factors disclosed in the Annual Report.

The COVID-19 pandemic could materially disrupt our business, which could have a material adverse impact on our results of operations, liquidity and financial condition.

In 2020, the COVID-19 pandemic has significantly impacted the economy in general. Though our business has not experienced material negative effects from the pandemic to date, it could negatively affect our business in the future. These possible effects include, but are not limited to:

•	Disruptions or restrictions on our employees’ ability to work effectively due to travel bans, quarantines, shelter-in-place orders or other limitations.

•	Temporary restrictions on and closures of our restaurants or our suppliers.

•	Failure of third parties on which we rely, including our suppliers, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or issues with the regional or national supply chain.

•	Volatility of commodity costs due to the COVID-19 outbreak.

•	Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period which could hinder our ability to achieve our strategic goals and our ability to meet financial obligations as they come due.

•	Changes in customers’ disposable income and/or purchasing preferences as it relates to eating outside of the home which decreases the frequency with which they visit our locations.

The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, results of operations, liquidity and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on us, our suppliers, third-party service providers, and/or customers. During the quarter ended June 28, 2020, state and local governments started to ease certain restrictions on our restaurants; however, renewed wide-scale incidence of the virus could cause governments to impose greater restrictions that have a negative impact on our business. The effects of the pandemic on our business could be long-lasting and could have adverse effects on our business, results of operations, liquidity, cash flows and financial condition, some of which may be significant, and may adversely impact our ability to operate our business on the same terms as we conducted business prior to the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 28, 2020, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During June 2020, the Company’s common stock was admitted to quotation in the OTC Bulletin Board Market (“OTCBB”), an interdealer quotation service for over-the-counter, or OTC, equity securities operated the Financial Regulatory Authority (“FINRA”), which permits to be eligible for quotation on OTCBB any OTC equity security that is current in certain required regulatory filings. The Company’s common stock trades under the symbol “BTBD.”

The Company is seeking to obtain DTC eligibility, which will allow holders of the Company’s common stock to deposit and trade the stock electronically through the Depository Trust Clearing Corporation (“DTCC”). The DTC system allows participating brokerage firms to electronically settle trades with other member firms. This is accomplished by holding securities in “street name,” which means that they are held electronically at the brokerage firm that has deposited the securities into its account with DTC. This eliminates the need for buyers and sellers holding securities in street name to produce physical certificates to settle the trades. The DTC’s automated clearing and settlement system automatically transfers the “net” trades between participating firms. This allows for a reduction in the costs associated with trading securities and increases in efficiency and reduces risks for issuers and security holders.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: August 13, 2020	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

