Form 10-Q
period 2020-09-27
BT Brands, Inc.
filed 2020-11-10
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

NONE
(Former name former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.001 per share	BTBD	OTC.BB

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

At November 8, 2020, there were 8,095,004 shares of common stock outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2020 AND SEPTEMBER 29, 2019

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 27, 2020	December 29, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,393,263	$258,101
Receivables	21,728	15,363
Inventory	57,618	56,432
Prepaid expenses	626	6,929

Total current assets	1,473,235	336,825

PROPERTY AND EQUIPMENT, net	1,597,635	1,650,012
LAND AND BUILDINGS HELD FOR SALE	349,244	449,244
INVESTMENT IN AND NOTE RECEIVABLE FROM RELATED COMPANY	75,000	179,000
OTHER ASSETS, net	27,184	18,458

Total assets	$3,522,298	$2,633,539

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$240,680	$277,666
Accounts payable	422,054	321,855
Accrued expenses	203,413	202,732
Income taxes payable	235,898	2,898

Total current liabilities	1,102,045	805,151

LONG-TERM DEBT, less current maturities	3,001,206	3,221,035
UNEARNED VENDOR REBATE	-	3,668

Total liabilities	4,103,251	4,029,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at September 27, 2020 and December 29, 2019	-	-
Common stock, $.001 par value, 50,000,000 authorized, 8,095,004 shares outstanding at September 27, 2020 and December 29, 2019	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(1,086,719)	(1,902,081)

Total shareholders' deficit	(580,953)	(1,396,315)

Total liabilities and shareholders' deficit	$3,522,298	$2,633,539

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended,		13 Weeks Ended,
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

SALES	$6,074,222	$5,116,161	$2,374,454	$1,850,167

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,299,989	2,021,258	863,997	727,095
Labor costs	1,718,703	1,624,219	624,696	570,220
Occupancy costs	504,142	538,963	170,109	156,074
Other operating expenses	313,101	259,289	121,827	108,148
Depreciation and amortization	140,588	171,563	49,668	51,097
Impairment of asset held for sale	100,000	93,488	-	-
General and administrative	371,455	426,968	188,292	135,695

Total costs and expenses	5,447,978	5,135,748	2,018,589	1,748,329
Income (loss) from operations	626,244	(19,587)	355,865	101,838
INTEREST INCOME	92,707	-	28,507	-
OTHER INCOME	466,758	-	-	-
INTEREST EXPENSE	(136,347)	(159,964)	(45,188)	(73,211)

INCOME (LOSS) BEFORE TAXES	1,049,362	(179,551)	339,184	28,627
PROVISION FOR INCOME TAXES	(234,000)	-	(85,000)	-

NET INCOME (LOSS)	$815,362	$(179,551)	$254,184	$28,627
NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted -	$0.10	$0.00	$0.03	$0.00
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER COMMON SHARE AMOUNTS
Basic and Diluted -	8,095,004	8,086,004	8,095,004	8,086,004

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended	39 Weeks Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$815,362	$(179,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	139,313	171,563
Amortization of franchise agreement	1,275	1,275
Amortization of debt issuance cost	3,882	3,882
Loss on sale of property and equipment	-	1,800
Impairment of property and equipment	100,000	93,488
Deferred tax benefit	(10,000)	-
Payment of in-kind interest	39,368	-
Changes in operating assets and liabilities
Receivables	(6,365)	1,582
Inventory	(1,186)	4,042
Prepaid expenses	6,303	5,954
Accounts payable	70,999	62,183
Unearned vendor rebate	(3,668)	(4,890)
Accrued expenses	681	(2,358)
Income taxes payable	233,000	-
Net cash provided by operating activities	1,388,964	158,970

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (advances) on notes due from related entity	104,000	(30,000)
Purchase of property and equipment	(57,736)	-

Net cash provided by (used) in investing activities	46,264	(30,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	77,500	-
Principal payments on long-term debt	(377,566)	(198,058)
Net cash used in financing activities	(300,066)	(198,058)
CHANGE IN CASH	1,135,162	(69,088)

CASH, BEGINNING OF PERIOD	258,101	663,511
		-
CASH, END OF PERIOD	$1,393,263	$594,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$93,096	$157,377
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Purchase of fixed assets included in accounts payable	$29,200	$-
Transfer of property and equipment to assets held for sale	-	189,640

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 29, 2019	8,095,004	$8,095	$497,671	$(1,902,081)	$(1,396,315)
Net income	-	-	-	815,362	815,362
Balances, September 27, 2020	8,095,004	$8,095	$497,671	$(1,086,719)	$(580,953)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2018	8,086,004	$8,086	$484,180	$(1,533,504)	$(1,041,238)
Net loss	-	-	-	(179,551)	(179,551)
Balances, September 29, 2019	8,086,004	$8,086	$484,180	$(1,713,055)	$(1,220,789)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 28, 2020	8,095,004	$8,095	$497,671	$(1,340,903)	$(835,137)
Net income	-	-	-	254,184	254,184
Balances, September 27, 2020	8,095,004	$8,095	$497,671	$(1,086,719)	$(580,953)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, June 30 , 2019	8,086,004	$8,086	$484,180	$(1,741,682)	$(1,249,416)
Net income	-	-	-	28,627	28,627
Balances, September 29, 2019	8,086,004	$8,086	$484,180	$(1,713,055)	$(1,220,789)

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

The accompanying Condensed Consolidated Balance Sheet as of September 27, 2020 does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2019 and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2019.

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

The Company

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016 with the objective of acquiring an operating entity. Effective on July 30, 2018, the Company acquired 100% of the ownership BTND, LLC. in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with BTND, LLC (“BTND”), and its Members. On June 12, 2020, the Company adopted resolutions by written consent of 100% of its shareholders approving the reincorporation of the Company to the State of Wyoming from the State of Delaware which is expected to be completed in November 2020.

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018 which is listed for sale, resulting in a total of ten operating restaurants on September 27, 2020. The Company owns a restaurant property in St. Louis, Missouri currently held for sale.

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

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted, as necessary.

The Company had a net operating loss carry-forward from the prior year of $153,000. In 2019, the prior losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero. As of September 27, 2020, the Company estimates a current tax provision at the statutory rates of approximately 27.5% and as a result of the net operating loss carryforward offset by other timing differences including current nondeductible status of the impairment loss reserve, taxes payable are currently estimated at $235,898.

As of the of fiscal year 2019, the Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception and all periods since 2016 are still open for examination.

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

Payroll Protection Plan (PPP) Loans

In May 2020, the Company borrowed $460,400 under the Small Business Administration’s Payroll Protection Program. Pursuant to the terms of the program, we expect that the loans will be forgiven, and the Company has filed the required documentation to complete the loan forgiveness. The Company is reasonably assured the entire amount of PPE advances will be forgiven and the anticipated loan forgiveness is reflected as “Other Income” for the nine-month period ending September 27, 2020. In accordance with current direction of the Internal Revenue Service, the payroll expenses paid with the Payroll Protection Plan proceeds have been reflected as a non-deductible expense in determining the provision for income taxes.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis. For the 39 weeks ended September 27, 2020, the Company earned an after-tax profit of $815,362. On September 27, 2020, the Company had $1,393,263 in cash and working capital of $371,190 an increase of $839,516 from the year-end deficit of $468,326.

Covid-19 is having a significant adverse impact on the United States economy. It is difficult to predict either the ultimate impact of the Covid-19 pandemic and governmental responses on the Company’s operating results and financial condition as the situation is evolving.

In May, 2020 the Company received pandemic-related loans totaling $487,900 of that amount, $460,400 was borrowed under the Small Business Administration’s Payroll Protection Program under the terms of the program we expect that the loans will be forgiven and the Company has filed the required documentation to complete the loan forgiveness. In May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. The Company expects to have sufficient cash assets to meet its obligations for a year from the issuance of these consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	27/09/2020	29/12/2019
Land	$525,240	$555,885
Equipment	2,422,521	2,390,545
Buildings	1,349,247	1,363,642

Total Property and Equipment	4,297,008	4,310,072
Accumulated depreciation	(2,350,129)	(2,210,816)
Less - Property held for sale	(349,244)	(449,244)
Net Property and Equipment	$1,597,635	$1,650,012

Depreciation expense for the 39-week periods in 2020 and 2019 was $139,313 and $167,242, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	27/09/2020	29/12/2019
Accrued real estate taxes	$40,162	$66,959
Accrued payroll	59,125	69,572
Accrued payroll taxes	11,709	7,058
Accrued sales taxes payable	66,578	35,380
Accrued vacation pay	25,211	23,204
Other accrued expenses	628	559

	$203,413	$202,732

NOTE 4 – LONG TERM DEBT

As a result of the many uncertainties surrounding the economy during the COVID-19 response, two of the Company’s mortgage lenders suspended and deferred current payments for a period of three months during the first half of 2020. The loans will continue to accrue interest at the stated rate, which is included in the principal.

The Company had the following long term debt obligations as of:

	27/09/2020	29/12/2019

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota locations and the personal guaranty of a shareholder of the Company.	$683,311	$699,311

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through November 16, 2030. This note is secured by four of the Company's North Dakota locations and the personal guaranty of a shareholder of the Company.	1,474,383	1,509,435

Note payable to bank dated October 10, 2015 due in monthly installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's Dairy Queen location and the personal guaranty of a shareholder of the Company.	405,128	414,562

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota locations and the personal guaranty of a shareholder of the Company.	375,812	384,208

Notes payable to bank dated November 10, 2016 payable in monthly installements of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be less than 4%. This note is secured by property held for sale in Richmond Indiana and the personal guaranty of a shareholder of the Company.	143,698	151,234

Unsecured 8% notes payable to an entity controlled by shareholders of the Company dated December 26, 2017 originally due on demand after June 1, 2020. Effective May 31, 2019 a revised note was entered into due July 31, 2023 with monthly payments of $10,000. The remaining balance was paid in full in August, 2020.	-	207,264

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company.	187,552	192,068

Minnesota Small business emergency loan dated April, 29, 2020 payable in monthly installments of $458.33 starting December 15, 2020 which includes principal and interest at 0%. This note is sescured by the personal guaranty of a shareholder of the Company.	27,500	-

	3,297,384	3,558,082
Less - unamortized debt issuance costs	(55,498)	(59,381)
Current maturities	(240,680)	(277,666)

Total	$3,001,206	$3,221,035

NOTE 5 – RELATED PARTY TRANSACTIONS

BTND Trading

BTND Trading is an entity separate from the Company which is owned by certain significant shareholders of the Company, from time-to-time BTND Trading has advanced funds to the Company. At the June 28, 2020, $207,729 was due to BTND Trading at 8% annual interest. In August 2020, the amount due to BTND trading was repaid in full.

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000. The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud, and a limited liability company controlled by him together own approximately 34% of the outstanding equity of NGI. On March 2, 2020, the Series C Notes, were modified and the maturity extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of Common Stock in Next Gen Ice from the founders of NGI representing approximately 2% of NGI shares outstanding. The also Company holds warrants to purchase 358,000 shares at a price of $1.00 per share through March 31, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and was recognized as interest income over the extended term of the Note. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. The Series C Notes were repaid in August 2020, with interest, and currently there are no outstanding amounts due to the Company from NGI.

NOTE 6 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 7 – COVID-19 PANDEMIC AND EMERGENCY LOAN RELIEF

On March 13, 2020, President Donald Trump declared a national emergency in response to the coronavirus (“Covid-19”) global pandemic. Covid-19 has had a significant adverse impact on the United States economy. While we have experienced some product shortages and some labor shortages, for the most part, we have continued to operate all of our locations on a drive-through basis only with some reduced hours and with some limited access to the walk-up window and any indoor seating. Indoor seating is only available in our Dairy Queen and one other location. In October we closed our Moorhead location for approximately 3 days as a result of confirmed case of Covid-19 and we performed a deep cleaning of the location and testing for the virus of our crewmembers before reopening, In November our Minot location was closed for two days as a result of positive Covid-19 tests by our employees. At this time, it is difficult to predict if the Company will face store closures in the future and the ultimate impact of the Covid-19 pandemic on the Company’s operating results, although given the drive-through nature of our locations, the impact has been positive so far. The situation and regulations surrounding government response to the pandemic are constantly changing and it is not possible to determine if the current business trends will continue.

On May 1, 2020, the Company received funding in connection with “Small Business Loans” under the federal Paycheck Protection Program (the “PPP”). Pursuant to the terms of the Promissory Notes dated May 1, 2020, by BTND and BTNDDQ, L.L.C. in favor of Northview Bank. BTND borrowed $418,900 original principal amount, and BTNDDQ, L.L.C. borrowed $41,500 original principal amount. Both PPP loans were funded on May 1, 2020. The PPP Loans bear interest at 1% per annum and mature in two years from the date of disbursement of funds. Interest and principal payments under the PPP Loans will be deferred for a period of six months. The PPP Loan contains certain covenants which, among other things, restrict the borrower’s use of the proceeds of the PPP Loan to the payment of payroll costs, interest on mortgage obligations, rent obligations and utility expenses, require compliance with all other loans or other agreements with any creditor. Under the terms of the Program, we expect that the PPP Loans will be forgiven, and this outcome is reflected in the accompanying consolidated financial statements reflecting $460,400 as a grant and in included in Other Income.

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

Business Trends; Effects of COVID-19 on our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. The spread of the virus has disrupted the normal operations of many businesses including ours. In response to this outbreak, many state and local authorities have mandated the temporary closure and partial closure of non-essential businesses including dine-in restaurant activity. While we have experienced some product shortages, for the most part, we have continued to operate all of our locations on a drive-through basis in some cases temporarily eliminating access to the walk-up service window and any indoor seating which is available at our Dairy Queen location and one other location. Also, most of our locations have outdoor picnic table seating for use in nicer summer weather, and generally these dining areas were closed earlier this year, however, have recently opened. In October we closed our Moorhead location for approximately 3 days as a result of confirmed case of the Coronavirus and we performed a deep cleaning of the location and testing of our crewmembers before reopening, In November 2020, we had a similar two-day closure of our Minot location. At this time, it is impossible to predict the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation and regulations surrounding government response to the pandemic are constantly changing, however, to-date, the impact of restaurant closures and shelter in-place orders have generally been positive for our business as drive-through dining locations are an attractive alternative to consumers during a time of the reduced dining.

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

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the foodservice industry. As the economy begins to stabilize, we expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue growth strategies to both expand the number of locations and to increase comparable store sales and profits.

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

In the wake of the COVID pandemic, we believe that we will have opportunities to acquire restaurant businesses at attractive valuations. We intend to follow a disciplined strategy of evaluating acquisition opportunities to determine the operations are in markets and possess qualities meeting our demographic, real estate and investment criteria. Our ability to successfully evaluate an acquisition opportunity and to understand the competitive landscape of a new market will be critical in making a successful acquisition. Additionally, our ability to identify, recruit and hire both salaried and hourly staff will impact our ability to expand as will changes in the legal environment, including increases to the minimum wage, which could impact our ability to expand into certain areas. Further, we believe that prior to the effects of the Pandemic, there was an oversaturation of restaurants and many of these restaurants may no longer be economically viable. Even if we can acquire restaurants, the new restaurants, and our Company, will be subject to various risks, some of which, including factors impacting our customers, such as declining economic conditions, are entirely out of our control. We will seek to quickly and cost-effectively scale our growth by leveraging our general and administrative costs.

References below to “Fiscal 2020” are for the periods ended during the 2020 fiscal year and to “Fiscal 2019” are for the periods ended during the 2019 fiscal year.

Results of Operations for the Thirteen Weeks Ended September 27, 2020 and the Thirteen Weeks Ended September 29, 2019

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	September 27, 2020	September 29, 2019
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	36.4%	39.3%
Labor costs	26.3%	30.8%
Occupancy costs	7.2%	5.8%
Other operating expenses	5.1%	8.4%
Depreciation and amortization	2.1%	2.8%
Impairment of assets held for sale	0.0%	0.0%
General and administrative	7.9%	7.3%
Total costs and expenses	85.0%	94.4%
Income (loss) from operations	15.0%	5.6%
INTEREST INCOME	0.0%	0.0%
OTHER INCOME	0.0%	0.0%
INTEREST EXPENSE	-1.2%	-4.0%
INCOME BEFORE TAXES	13.8%	1.6%
PROVISION FOR INCOME TAXES	-3.6%	0.0%
NET INCOME	10.2%	1.6%

Net Revenues:

Net sales for Fiscal third quarter of 2020 increased $524,287 or 28.3% to $2,374,454 from $1,850,167 in Fiscal 2019. The sales increase was principally the result of favorable impact on our drive-through locations of the COVID-19 government restrictions on restaurants resulting in an increase in consumers choosing Burger Time as a dining alternative. In addition, the Company implemented a price increase in the third quarter which increased sales an estimated 5% to 10%.

Restaurant unit sales for the period ranged from a low of $156,700 to a high of $299,000 and average sales for each Burger Time unit during the period was approximately $217,300 in 2020 an increase from $170,400 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for third quarter of fiscal 2020 decreased as a percentage of sales to 36.4% of restaurant sales from 39.3% of restaurant sales in the third quarter of fiscal 2019. This decrease was the result of a favorable six-month fixed price on the price of ground beef patties at $2.51 per pound.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charges and depreciation and amortization) as a percent of restaurant sales decreased significantly to 75.0% of sales in the third fiscal quarter of 2020 from 84.4% in the same period of fiscal 2019. This was due primarily to significant increase in sales which favorably impacted both fixed and semi-fixed costs and the matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs:

For the third quarter of fiscal 2020, labor and benefits costs increased by $54,476 to $624,696, however, labor costs as a percentage of sales declined to 26.3% of restaurant sales from 30.5% of restaurant sales in fiscal 2019 third quarter. The decrease in the percentage was the result of the leveraging of existing staffing levels as sales increased significantly from the year earlier. The Company continued to benefit from minimal turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the third fiscal quarter of 2020, occupancy and other expenses increased $27,714 to 12.3% of sales or $291,936 from $264,222 (14.2% of restaurant sales) in similar period in 2019.

Depreciation and Amortization Expense:

For third fiscal quarter of 2020, depreciation and amortization decreased $1,409 to $49,688 (2.1% of sales) from $51,097 (2.8% of sales) in the same period in fiscal of 2019.

General and Administrative Costs

General and administrative costs increased 38.8% or $52,597 from $135,695 (7.3% of sales) in the third fiscal quarter of 2019 to $188,292 (7.9% of sales) in the third quarter of 2020. The increase in general and administrative costs is primarily attributable to bonus paid to the CEO in third quarter and an increase in CEO compensation.

Income from Operations

Income from operations for the 13-week period was $355,865 in fiscal 2020 compared to income from operations of $101,388 in the similar period in 2019. The change in income from operations in fiscal 2020 compared to fiscal 2019 was due to the significant increase in profitability of the Company’s stores partially offset by an increase in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	13-Week Period
	September 29, 2020	September 27, 2019
Revenues	$2,374,454	$1,850,167
Reconciliation:
Income from operations	355,865	112,664
Depreciation and amortization	49,668
General and administrative, corporate level expenses	188,292	135,695
Restaurant-level EBITDA	596,825	299,456
Restaurant-level EBITDA margin	25.1%	16.2%

Results of Operations for the Thirty-Nine Weeks Ended September 27, 2020 and the Thirty-Nine Weeks Ended September 29, 2019

	39 Weeks Ended,
	September 27, 2020	September 29, 2019
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	37.9%	39.5%
Labor costs	28.3%	31.7%
Occupancy costs	8.3%	9.6%
Other operating expenses	5.2%	6.0%
Depreciation and amortization	2.3%	3.4%
Impairment of assets held for sale	1.6%	1.8%
General and administrative	6.1%	8.3%
Total costs and expenses	89.7%	100.4%
Income (loss) from operations	10.3%	-0.4%
INTEREST INCOME	1.5%	0.0%
OTHER INCOME	7.7%	0.0%
INTEREST EXPENSE	-2.2%	-3.1%
INCOME (LOSS) BEFORE TAXES	17.3%	-3.5%
PROVISION FOR INCOME TAXES	-3.9%	0.0%
NET INCOME (LOSS)	13.4%	-3.5%

Net Revenues:

Net sales for 39-week period representing the first three fiscal quarters of 2020 increased $958,061 or 18.7% to $6,074,222 from $5,116,161 in fiscal 2019. The increase in sales was principally the result of favorable impact in on our drive-through locations of the COVID-19 government restricts on dining alternatives resulting in consumers choosing Burger Time combined with generally favorable weather conditions during the period.

Restaurant sales for the 39-week period for our Burger Time locations ranged from a low of $387,661 to high of $776,185 and average sales for each Burger Time unit during the period was approximately $556,000 in 2020 an increase from $476,600 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2020 decreased as a percentage of sales slightly to 37.9% of restaurant sales from 39.5% of restaurant sales in the similar period in 2019. This decrease was mainly the result of the overall increase in business activity combined with a relatively stable cost environment with average beef prices of approximately of $2.51 per pound in 2020 and a menu price increase taken near the beginning of the third quarter.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charge and depreciation and amortization) as a percent of restaurant sales declined to 79.7% of sales in fiscal 2020 from 86.8% in fiscal 2019. This was due primarily to the increase in sales activity and its impact as further discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs:

For Fiscal 2020, labor and benefits costs decreased to 28.3% of restaurant sales from 31.7% of restaurant sales in Fiscal 2019. The Company was able to favorably leverage staffing levels against the significant increase in volume during the second half of the period. The Company continued to benefit from minimal turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the first 26 weeks of Fiscal 2020, occupancy and other expenses increased $18,989 representing 13.5% of sales or $817,243 from $798,257 (15.6% of restaurant sales) in the similar period in 2019. Many of these costs are fixed and the lower percentage reflect the increase in restaurant sales.

Depreciation and Amortization Expense:

Depreciation and amortization expense declined 18.1% or $30,975 to $140,588 (2.3% of sales) from $169,668 (3.3% of sales) in fiscal 2019 as more of the Company’s fixed assets became fully depreciated.

General and Administrative Costs:

General and administrative costs decreased 11.2% or $57,408 from $428,863 (8.2% of sales) in the 39-week period of fiscal 2019 to $371,455 (6.1% of sales). The decrease in general and administrative costs is primarily attributable to the elimination of a general manager position offset by higher CEO compensation in the fiscal third quarter period.

Income (loss) from Operations

The income from operations was $626,244 in the 39-week period of fiscal 2020 compared to a loss from operations of $19,587 in same period of fiscal 2019. The change in income from operations in fiscal 2020 compared to fiscal 20120 was due primarily to the reduction in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	39-Week Period
	September 27, 2020	September 29, 2019
Revenues	$6,074,222	$5,116,161
Reconciliation:
Income (Loss) from operations	626,244	(19,587)
Depreciation and amortization	140,588	171,563
General and administrative, corporate level expenses	371,455	426,968
Restaurant-level EBITDA	1,138,287	618,113
Restaurant-level EBITDA margin	18.7%	12.1%

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going concern basis. The Company’s overall liquidity has improved from a year ago. For the 39 weeks ended September 27, 2020, the Company earned an after-tax profit of $815,362. On September 27, 2020, the Company had $1,393,263 in cash and working capital of $371,190 an increase of $862,517 from the year-end deficit of $468,327. Covid-19 is having a significant adverse impact on the United States economy. It is difficult to predict the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition.

The coronavirus global pandemic is significantly harming the United States economy. Many businesses have closed, and many businesses are subject to government restrictions. In addition, many people are limiting activities outside of the home. At this time, all of our units continue to operate, however, it is impossible to predict the near-term effects or the ultimate impact of the Covid-19 pandemic on the Company’s operating results and financial condition as the situation is rapidly evolving. A cash flow forecast for the next 12 months prepared by management has been adjusted to reflect recent offers by banks, in the wake of the COVID-19 Pandemic, including the Company’s principal lenders, Northview Bank and Bremer Bank, to abate all loan payments for the next three months. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, and additional avenues of relief may be available to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Given the absence of any funding alternatives, the Company applied for and was granted loans totaling $460,400 under the Small Business Administration Payroll Protection Program. The Company expects to use these funds to meet payroll expenses. The Company’s BTNDDQ, L.L.C. subsidiary also received a $27,500 no-interest loan from a State of Minnesota Small Business Emergency loan program. The Company expects to have sufficient cash assets to meet its obligations for the next twelve months.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with any of our suppliers to manage these risks. Beef is our largest single food purchase and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $175,000 of additional food costs for the Company annually.

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

Management does not believe that inflation has had a material effect on income during the recent years. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the 13-week period ended September 27, 2020, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During fiscal 2017 and 2018, BTND Trading, LLC., an affiliate of the Company by virtue of common ownership, advanced funds to the Company for working capital purposes. At June 28, 2020, the company was indebted to BTND Trading in the amount of $207,729, which the Company paid in full in August 2020.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

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

_______________

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

BT BRANDS, INC.

Date: November 9, 2020	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

