Form 10-K/A
period 2019-12-29
BT Brands, Inc.
filed 2020-11-25
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

BT Brands, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended December 29, 2019, as filed with the Securities and Exchange Commission on April 15, 2020 (the “Original Form 10-K”), in order to include (i) the audit report of Boulay PLLP, the Company’s independent auditor for the years ended December 29, 2019 and December 30, 2018 and (ii) Exhibit 10.11, Loan Modification and Extension Agreement, which were omitted from the Original Form 10-K. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are also filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than the filing of the audit report and the certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

2

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

Item 8. Financial Statements and Supplementary Data.

BT BRANDS, INC.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the “Company”) as of December 29, 2019 and December 30, 2018 and the related consolidated statements of income, shareholders’ deficit, and cash flows for the fiscal years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2019 and December 30, 2018 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

April 13, 2020

Boulay 7500 Flying Cloud Drive Suite 800 Minneapolis, MN 55344 (t) 952.893.9320 (f) 952.835.7296 BoulayGroup.com

Member of Prime Global, A Global Association of Independent Firms

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit Number	Description	Location Reference
3.1	Amended and Restated Certificate of Incorporation.	1
3.2	Amended and Restated Bylaws.	1
3.2.1	First Amendment to Amended and Restated Bylaws	2
4.1	Specimen stock certificate evidencing shares of common stock.	1
4.2	Form of Warrant issued to investors in the 2018 Private Placement of Securities.	1
4.3	Form of Placement Agent Warrant issued to Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	3
10.1	Share Exchange Agreement dated July 31, 2018 by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust.	1
10.2	Form of Securities Purchase Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.3	Form of Registration Rights Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.4	Form of Placement Agent Agreement between the registrant and Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
10.5	Form of Registration Rights Agreement, dated July 31, 2019, by and between the registrant and certain stockholders.	1
10.6	Operating Agreement dated October 15, 1974 between American Dairy Queen Corporation and William N. Empey.	1
10.7	Assignment of Dairy Queen Operating Agreement by Weyer Investments Ltd. to BTNDDQ, LLC, including consent of American Dairy Queen Corporation	1
10.8	Distribution Agreement between Sysco Western Minnesota, Inc. and Sysco Cincinnati, Inc. and BTND, LLC dated June 3, 2018.	1
10.9	Promissory Note dated July 1, 2019 in the principal amount of $225,000 made by the registrant in favor of BTND Trading. LLC	1
10.10	2019 Incentive Plan and award agreements thereunder.	2+
10.11	Loan Modification and Extension Agreement dated March 2, 2020, between the registrant and Next Gen Ice, Inc.	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Boulay PLLP	*
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

		*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

1	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.
2	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2019.
3	Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2020.
*	Filed herewith.

(b)	Financial Statement Schedules.

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

BT BRANDS, INC.

Date: November 25, 2020	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Gary Copperud	Chief Executive Officer and Director	November 25, 2020
(Principal Executive Officer)

By: /s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer,	November 25, 2020
(Principal Financial Officer and Principal Accounting Officer and Chairman

By: /s/ Jeffrey A. Zinnecker	Director	November 25, 2020

