Form 10-K
period 2021-01-03
BT Brands, Inc.
filed 2021-03-11
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECUR ITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 3, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-4744185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None

Registrant’s telephone number, including area code: (701) 277-0080

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.002 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☒ No

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

As of June 28, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,056,260 computed by reference to the price at which the common equity was last sold was $3.00 (after giving effect to a 1-for-2 split of the outstanding shares of common stock, which became effective on January 28, 2021) as of June 28, 2020.

At March 11, 2021, there were 4,047,502 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2020 was a 53-week period ending January 3, 2021 and Fiscal 2019 was the 52-week period ending on December 29, 2019. All references to years in this report refer to the fiscal years described above.

All outstanding common share and per share data presented in this Annual Report on Form 10-K has been retroactively adjusted to reflect the effect of a 1-for-2 common shares reverse stock split effective as of January 25, 2021.

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
•

as the coronavirus is mitigated and economic activity normalizes, it may be difficult for us to maintain the recent sales gains that we have experienced, and it is possible the Company will experience a significant decline in comparable store sales;

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

PART I

Item 1. Business.

In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms “BT Brands,” the “Company,” “we,” “us,” “our,” “our Company,” and “our business” refer to BT Brands, Inc. together with its consolidated subsidiaries. Effective December 18, 2020 we reincorporated BT Brands from the State of Delaware to the State of Wyoming.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Due to rounding, figures in tables may not sum exactly.

Overview of Our Company

We own and operate nine Burger Time restaurants and a Dairy Queen franchise. Our “Burger Time” restaurants feature a variety of burgers and other affordably priced foods such as chicken sandwiches, pulled pork sandwiches, side dishes and soft drinks. Our DQ restaurant serves the menu developed by DQ and sold across the country. We believe that our restaurants appeal to a broad range of consumers. We serve customers by way of a single or double drive-thru format and walk-up windows. We generally do not offer interior seating but provide outdoor seating areas and parking areas for customer use. Our Burger Time restaurants are located in the upper Midwest, including four restaurants in North Dakota, two in South Dakota and three in Minnesota. Our Dairy Queen franchise is located in Minnesota.

Our Burger Time operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit the maximum attention to quality and speed of preparation; (iii) providing fast service by way of the single or double drive-thru design and a point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price.

We operate in the fast-food drive-through category of the QSR of the restaurant industry. The QSR segment comprises fast food restaurants characterized by limited menus, limited or no table service and fast service. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated growth over a long period of time. According to recent estimates, this segment represents approximately 80 percent of total commercial foodservice visits in the United States and every day about 50 million Americans eat fast food. In 2019, this segment generated $273 billion in revenue in the U.S., making it the largest segment of the restaurant industry.

We are seeking to increase value for our shareholders in the foodservice industry. We expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings, subject to our ability to obtain the capital required for any such acquisition. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue expansion in the number of locations and to increase comparable store sales and profits. One possible growth strategy comprises the acquisition of operating assets and a subsequent franchise rollout of the acquired business, which management may conclude is an appropriate growth plan. Management of a franchise business will expose the Company to additional risks that we do not currently face.

Our principal business plan is to grow in the foodservice industry. We may develop additional Burger Time locations through the acquisition and conversion of existing properties. However, we expect our focus will be to identify and complete acquisitions of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations.

Our Corporate History

The Company was originally incorporated in the state of Delaware as Hartmax of NY, Inc. in January 2016 with no assets or operations, and, until the Share Exchange described below, was majority-owned by affiliates of the placement agent in the 2018 Private Placement described below. Upon the closing of the 2018 Private Placement, the Company and BTND, LLC, a Colorado limited liability company, which we refer to as BTND, entered into a Share Exchange Agreement whereby the members of BTND exchanged all of their membership interests in BTND for shares of our common stock comprising 85.9% of the outstanding shares of our Company, without giving effect to the sale of any securities sold in the 2018 Private Placement (the “Share Exchange”). Two affiliates of the placement agent together held 11.7% of our common stock as of the closing of the Share Exchange, without giving effect to the sale of any securities sold in the 2018 Private Placement. After giving effect to the Share Exchange, the Company became the sole member of BTND and BTND’s managing member, Gary Copperud, became the chief executive officer of the Company. Following the Share Exchange, the Company changed its name to BT Brands, which is the parent company of BTND, which in turn became a wholly owned operating subsidiary of the Company.

In July 2018, we completed a private placement of our securities in which we issued and sold an aggregate of 205,002 shares of our common stock at a purchase price of $3.00 per share and warrants to purchase up to 102,503 shares of our common stock with an initial exercise price equal to $4.00 per share, for which Maxim Group, LLC acted as the placement agent (the “2018 Private Placement”). We received approximately $615,000 in gross proceeds from the sale of the securities in the 2018 Private Placement. After deducting placement agent fees and other expenses payable by us in connection with the 2018 Private Offering, we received net proceeds of approximately $492,266.

On June 13, 2019, the Company amended and restated its certificate of incorporation to change its corporate name to “BT Brands, Inc.” to better reflect its multi-faceted growth plan, and to adopt certain provisions in line with its status as a public company. On June 13, 2019, the Company adopted amended and restated bylaws also to reflect the Company’s status as a public company.

On June 12, 2020, the holders of 100% of our outstanding shares of common stock adopted resolutions approving the change of corporate domicile from Delaware to Wyoming. The Company affected the reincorporation by the filing of the appropriate documents with Delaware and Wyoming and as of December 18, 2020, the Company is domiciled in Wyoming.

The Burger Time brand originated in August 1987 with the opening of the first restaurant in Fargo, North Dakota. Over the next five years, several additional Burger Time restaurants were opened in Minnesota, North Dakota and South Dakota. In 2005, the restaurant assets were sold to STEN Corporation, a public company of which Kenneth Brimmer, our Chief Operating Officer, Chairman and member of board of directors, and Gary Copperud, our Chief Executive Officer and a member of our board of directors, were officers and directors. In May 2007, BTND purchased the Burger Time assets from STEN Corporation. Gary Copperud was the managing member of BTND from the acquisition in 2007 until the closing of the Share Exchange and 2018 Private Placement.

Since 2007, BTND from time to time sold restaurant assets, including the underlying real property resulting in the closing of the stores located on the respective properties, and BTND has closed two other stores upon the expiration of the leaseholds on which they were located. In December 2018, we closed a store located in Richmond Indiana which was open for only 18 months.

Burger Time Restaurants

Menu

At our Burger Time restaurants, we seek to give our customers “more good food for their money” and to deliver it “hot ‘n fresh.”

Our Burger Time restaurants feature a wide variety of juicy, flame broiled burgers that we refer to as “Bigger Burgers” because they are made with approximately 25% more meat and are larger in diameter than the typical quarter pound burger offerings served by our competitors. Our burgers are custom made to our specifications by our supplier, with no fillers, only beef and salt. Each burger is prepared to a customer’s individual order and is served hot and fresh. Burger favorites include a mushroom Swiss burger, a jalapeno burger, and a full pound burger to satisfy the heartiest appetite. Other entrees items include chicken sandwiches, pulled pork sandwiches and chicken chunks. Our burgers and sandwiches are served on fresh buns and are topped with generous helpings of top-tier condiments. We offer an array of traditional and signature sides, many of which have evolved into regional favorites, such as large cut battered onion rings, cheese curds, fried pickle spears and chicken fries. We also offer soft drinks and other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at similar price points. Our limited menu is designed to deliver quality across all products, a high taste profile and speedy delivery.

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

One of our key operating strategies is to minimize inventory and storage requirements, mandating frequent deliveries, which ensures that our food is always fresh.

Our restaurants are generally open from 10 am to 10 pm seven days a week, for lunch, dinner and late-night snacks and meals. We also have recently introduced on-line ordering through our website with curbside delivery.

We believe that our restaurants appeal to a broad spectrum of consumers, but we cater to consumers who appreciate the size and variety of our burgers, the value for the money proposition offered by our bigger burgers and the speed and efficiency offered by our single and double drive-thru windows.

Locations

The table below provides basic information about each of our restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota (1)	1991	650	15,000	Leased	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (2)	2015	1,664	31,723	BTND DQ, LLC (4)	BTND DQ, LLC (3)
West St. Paul, Minnesota	2016	1,020	18.280	BTND, LLC	BTND, LLC
Richmond, Indiana (4)(5)	held for sale	1,062	23,086	BTND IN, LLC (4)	BTND, LLC
Hazelwood, Missouri (5)	held for sale	1,566	51,386	BTND MO, LLC (5)	BTND MO, LLC (5)

___________

(1)	Property is leased from a third party.
(2)	Dairy Queen franchise.
(3)	Restaurant operations are 99% owned by BTND, LLC and 1% owned by current restaurant manager.
(4)	Restaurant operations closed in December 2018.
(5)	Property for sale.

We own the real estate on which all, but one of our ten operating restaurants are situated. We lease the property on which one of our Sioux Falls, South Dakota restaurants is situated. The Sioux Falls location is leased on a month-to-month basis, for which we pay monthly rent of $1,600 to a third party.

All our owned properties are subject to mortgages secured by our real and personal property. At the end of fiscal 2020, we had approximately $3.2 million in outstanding mortgage notes payable on our owned locations. Interest on most of the notes is fixed at 4.75%, two of our notes have a fixed rate of 5.50%. One of the notes has an adjustable rate based on the five-year Treasury Note rate in 2021, with a floor of 4.00%. In addition to being secured by the restaurants and other property at the sites, each note is also personally guaranteed by Gary Copperud, our Chief Executive Officer.

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

Burger Time stores have a highly visible, distinctive look that is intended to appeal to customers of all ages. Historically, Burger Time stores have ranged from 600 to 1000 sq. ft. Regardless of its size, each restaurant is designed for maximum financial and operational efficiency, with only four employees required to effectively staff a store. As a result of their small size, our restaurants can be constructed on as little as 15,000 square feet of land. Because of the small size of the structure, our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits somewhat greater flexibility with respect to the selection of prospective sites for restaurants.

Our Burger Time design encompasses a red and white structure and features a single or double drive thru. The roof overhangs to protect the drive thru windows from the weather. A walk-up service window is situated at the front of each restaurant. Our design and color scheme are intended to convey a message of “clean and fast” to the passing motorist. Most of our restaurants do not provide an interior dining area but offer parking and a patio for outdoor eating.

Staffing

Each restaurant employs twelve to sixteen employees, including a manager, and an assistant manager. Work shifts are staggered and vary in length of time to ensure superior customer service during our busiest times. We are focused on customer service and we seek to staff our stores with personnel who are friendly, and customer focused.

We have enjoyed a long relationship with many of the managers of our restaurants, several of whom have been with Burger Time more than seven years. We will seek to establish similar relationships with the managers joining us in the future.

Our highly experienced managers train new assistant managers in all facets of a restaurant’s operations. Other personnel can be trained in a matter of days.

Our manager training stresses food quality; fast, friendly customer service; restaurant cleanliness; and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs. All managers and assistants are required to obtain the required food safety (HACCP) training and obtain the Certification applicable to their location.

Our managers and assistant managers are full time employees. We support our managers by offering competitive wages, including incentive bonuses tied to unit performance. Most other staff members are part time employees.

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

The general manager of each restaurant reports directly to a Director of Operations who in turn reports to our Chief Operating Officer, who oversees all aspects of restaurant operations including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All our restaurants prepare detailed monthly operating budgets and compare their actual results to their budgets.

Purchasing and Distribution

We purchase most of our food, paper, packaging and related supplies from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis. Typically, our inventory of supplies is never more than $5,000 at any restaurant. This ensures that our food is consistently fresh and frees cash flow for other purposes. Our agreement with Sysco expires on May 30, 2021. We have customarily entered into a new agreement with Sysco every two years. Either party may terminate the agreement after the initial year with 180 days’ notice or in the event of a material breach that is not cured within 60 days. The agreement may be terminated by Sysco in the event that we fail to pay any amounts owed, or if, in Sysco’s sole judgment, either our financial position deteriorates materially, or Sysco becomes aware of circumstances that would materially impact our ability to meet our financial obligations.

We are party to a five-year exclusive beverage service agreement under which we have agreed for most locations to purchase our beverages, other than coffee, tea or milk, from Pepsi-Cola Bottling of Fargo., through December 21, 2025. Under this agreement, Pepsi provides to us economic incentives for being an exclusive supplier and provides beverage-dispensing equipment free of charge. Either party may terminate the agreement in the event of a material breach that is not cured within 30 days.

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

To date, our marketing and advertising spend has been allocated to advertisements in newspapers and radio in the geographic areas in which our restaurants are located. In addition, we have employed product discount coupons, live remote broadcasts, customer contests and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. We recently introduced an on-line ordering capability and curbside delivery program through our website, and we expect to develop an increased emphasis on direct data base marketing supplemented by social media tools, such as Facebook, to promote our brand and local stores. Collectively, however, our marketing-related expenditures have historically comprised less than 1% of our net revenues.

We believe our restaurant sales have traditionally, and generally, been derived from drive-by traffic and dedicated return visits from loyal customers. However, we recognize that as we expand our restaurant base, our marketing and advertising expenditures may need to increase. We further expect that as we open new restaurants in existing geographic areas, we will be able to take advantage of operating and marketing efficiencies resulting from the “clustering” of our restaurants.

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

We have no plans at this time to enter into any other franchise agreements with Dairy Queen or any other national chain of restaurants, as we believe our profitable future can best be realized by expanding the Burger Time brand or by acquiring either restaurant business assets or another restaurant chain. However, should we become aware of another attractive opportunity to assume control of a franchise, we may consider it.

Burger Time Restaurant Economic Model

Our restaurant economic model is based on three principles: a low capital investment, low conversion and incremental expenses and lean and disciplined operating efficiencies. For example, in the case of our Burger Time locations, because we do not offer interior seating, our restaurant footprint is small, generally around 650 sq. ft., which can be situated on a parcel of real estate as small as 15,000 sq. ft (approximately 0.344 acres), which includes sufficient space for parking and outdoor seating. While some of our newer restaurants have been larger, enabling us to offer some limited in-store seating, our basic model remains the same and our real estate costs, whether we purchase or lease, remain relatively low.

Operationally, we take several steps to maintain efficiency, including maintaining inventory of no more than approximately $5,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

Our Burger Time restaurant investment model targets a total cash investment of between $325,000 and $535,000, or an average of $430,000. Real estate and finance costs vary materially by location but, assuming the average investment figure applies, the amount allocated to the purchase of real estate would be approximately $225,000.

Costs to develop a new Burger Time location can fluctuate significantly, based on the number and timing of restaurant openings and the specific expenses incurred for each restaurant.

Based on our experience, we believe that our new restaurants may require six to nine months after opening, or more, to achieve their targeted restaurant-level sales and operating margin due to cost of sales and labor inefficiencies, especially with respect to restaurants that we open in new geographic areas. We have limited experience opening new restaurants; however, based upon our experience the initial 2-3 months shows a strong “honeymoon” effect as patrons try a new location. As is common in the restaurant industry, following the initial honeymoon period, we see sales stabilize at a lower level as we attract regular repeat customers with the goal of growing the base of customers reaching targeted sales levels in six to nine months and continue to grow in the future periods. If we open restaurants in new and untested markets, achieving targeted sales may take longer since the local population will not be familiar with our brand and it will take time to build brand awareness. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, and this pattern is difficult to predict. As a result, any number of restaurant openings in any single fiscal quarter, along with their associated opening expenses, could have a significant impact on our consolidated results of operations for that period. We believe that by a restaurant’s second full year of operations, we can achieve an annualized cash-on-cash return of approximately 30% of our investment, although there is no assurance that this target will be met. We determine the annualized cash-on-cash return based upon the free cash flow generated by the unit after all expenses including required capital improvement, compared to the net cash invested after deducting and mortgage financing secured before or after the unit is opened. This is the targeted return calculated based upon our new unit investment analysis and is based upon limited experience in opening new stores and there is no assurance the targeted returns will be achieved. “Cash-on-cash return” is calculated based on the restaurant-level earnings before interest, taxes, and depreciation and amortization (EBITDA), and is based upon the net equity investment by the Company in relation to EBITDA on an annualized basis. Our acquisition criteria seek to achieve a return in excess of the 30% target; however, as a result of the many risks and uncertainties surrounding an acquisition, there is no assurance this return will be achieved.

Growth Strategy

We are seeking to increase value for our shareholders in the foodservice industry. We expect to pursue the acquisition of multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Once acquired, we will operate the business or businesses with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we expect to pursue a growth plan to both expand the number of locations and to increase comparable store sales and profits. One possible growth strategy comprises the acquisition of operating assets and a subsequent franchise rollout of the acquired business, which management may conclude is an appropriate growth plan. Management of a franchise business will expose the Company to additional risks that we do not currently face.

Our business plan is to grow through acquisitions in the foodservice industry. In addition, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. We also expect to identify and complete acquisitions of existing restaurant units and multi-unit chains which could be operated and expanded through the addition of new locations.

The financing we received from the 2018 Private Placement did not provide sufficient capital to undertake the development of new Burger Time locations or complete a significant restaurant acquisition. Recently, we have been reviewing potential acquisitions that will allow us to leverage our existing infrastructure with established profitable locations as we seek a high return on our invested capital; however, we do not have any specific acquisitions planned. Any such acquisition likely will require raising additional capital to complete the purchase and to grow the business.

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

From time to time, we may close restaurants based on operating metrics or other factors. We have closed only one restaurant since 2011 (Richmond, Indiana opened in 2017 and closed in 2018) and do not anticipate closing any restaurants in 2020 or in the foreseeable future thereafter. There is no guarantee that we will be able to increase the overall number of our restaurants. We may be unsuccessful in expanding within our existing markets or into new markets for a variety of reasons, including competition for customers, sites, employees, licenses and financing.

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

Competition

The restaurant industry is highly competitive and is dominated by major chains that possess substantially greater financial and other resources than we have. The industry is affected by changes in geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities. We compete primarily based on value of food (portion size), price, food quality and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could have an adverse impact on our sales, earnings and growth. Our competition includes a variety of national and regional fast-food chains and locally owned restaurants that offer carry-out, dine-in, delivery and catering services, many of which have achieved significant brand and product recognition and engage in extensive advertising and promotional programs. Our competition in the geographic areas in which operate includes McDonalds, Burger King, Carl’s Jr. and Wendy’s.

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

Employees

As of January 3, 2021, the Company had three members of its senior corporate personnel. Each of the Burger Time restaurants and the Dairy Queen franchise has both a manager, who is a full-time, salaried employee, and an assistant manager or supervisor and a varying number of restaurant staff, all of whom are hourly employees. As of January 3, 2021, we had approximately 107 employees, of which 17 were full time and 90 were part time. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

We have, from time to time, purchased publicly traded marketable securities. Historically, these securities consisted of investments in exchange-listed common stocks with published prices per share readily available.

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

Mortgages

We currently have mortgages on each of our restaurant locations except two. As of January 3, 2021, the total amount of the loans we owe on those properties is approximately $3,200,000. Our monthly payments on these mortgages total $31,128. During 2020, two of the Company’s mortgage lenders suspended and deferred current payments for a period of three months. A total of $93,602 in payments were deferred under these arrangements and the deferred amount was added to the final payments due under the mortgages.

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

Many states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the ACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public trading market for our common stock and no such market may ever develop. In May 2019, our common stock was approved for quotation on the OTC Pink, but no trading has occurred to date.

We can provide no assurance that our common stock ever will be traded on any exchange or quotation medium or, if traded, that a public market will materialize.

Holders

As of March 10, 2021, we had 53 record holders and 4,047,502 shares of common stock issued and outstanding.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended January 3, 2021, we did not issue any securities.

During the fiscal year ended December 29, 2019, we issued the following securities:

On October 11, 2019, we issued an aggregate of 4,500 shares of common stock under the 2019 BT Brands, Inc. Incentive Plan (the “2019 Incentive Plan”) as stock awards to 30 employees of the Company. The issuances of the securities under the 2019 Incentive Plan were exempt from registration under the Securities Act under Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”) in that the transactions were under a compensatory benefit plan as provided under Rule 701. These shares were subsequently registered on Form S-8 under the Securities Act filed with the Securities and Exchange Commission on December 6, 2019.

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

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. The 53-week fiscal 2020 ended on January 3, 2021 and the 52-week fiscal 2019 year ended on December 29, 2019.

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

Our Burger Time investment model targets an average total cash investment of between $325,000 and $535,000. Real estate and finance costs may vary materially by location but, assuming the average investment figure applies, the amount allocated to the purchase of real estate would be approximately $225,000. These costs can fluctuate significantly, based on the number and timing of restaurant openings and the specific expenses incurred for each restaurant.

Our average customer transaction increased by approximately 4% in the fiscal 2020 compared to 2019 principally the result of price increase implemented in the middle of 2020. Our sales trends are influenced by many factors and the environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

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

The cost of food has increased over the last two years; however, we expect prices to remain stable or decrease in 2021. Beef costs were stable in 2020 following an increase of approximately 5% in 2019. Given the competitive nature of the fast-food burger restaurant industry, it may be difficult to raise menu prices to fully cover future cost increases. During 2020, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset any food cost increases, due to the competitive state of the restaurant industry.

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

Increases in the federally and state mandated minimum wage may also impact our operations. While details have not been determined the initial proposal by the Biden Administration includes a proposal to increase the minimum wage to $15 per hour. In North Dakota, the minimum wage is set at the federally mandated minimum wage of $7.25 per hour and the rates are annually adjusted to reflect any increase in cost of living. South Dakota has established a minimum wage of $9.10 per hour which is annually adjusted to increase with the cost of living. Minnesota’s minimum-wage rate for small employers, such as us, is $8.04 per hour. Our hourly employees earn a wage of on average of approximately $12 per hour. An increase in the minimum wage to $15 per hour would adversely impact our profit margins.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. This contagious disease outbreak, which increases and decreases in intensity and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. While our stores have remained open for drive-through business. The response to COVID-19 has disrupted the normal operations of many businesses, including ours.

Most states, including Minnesota and North Dakota, have limited or banned public gatherings to halt or delay the spread of disease. Under these emergency orders, essential services have remained open, including, but not limited to gas stations, pharmacies, grocery stores, food banks, convenience stores, take-out and delivery restaurants, banks, hospitals, and laundromats. Under the directions limiting public gatherings, regulators have generally allowed drive-through restaurant services to remain open. To date, our restaurants have remained open although we have curtailed some hours and have experiences temporary restaurant closures while locations have been cleaned and employees tested. Thus far, we have been able to reopen after two or three days. Local, regional or national governments may, at any time, implement directives that further limit or order our business to close or take other measures intended to mitigate the spread of disease. Further, customers may choose to remain in self-imposed isolation and avoid public gathering places.

While a program to vaccinate a majority of Americans is currently in progress, it is not possible for us to predict the duration or magnitude of the effects of the outbreak and its impact on our business or results of operations at this time. The conditions may influence restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

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

Our ability to acquire or open new restaurants is predicated on the availability of capital for such purposes. We cannot be certain that capital will be available to us on acceptable terms if at all.

Results of Operations.

The following table sets forth, for the fiscal years indicated, our Consolidated Statements of Income expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	FISCAL YEAR
	2020	2019
	53 WEEKS	52 WEEKS
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	37.9%	39.7%
Labor costs	28.6%	33.0%
Occupancy costs	8.7%	11.1%
Other operating expenses	5.2%	5.5%
Depreciation and Amortization	2.3%	3.3%
Impairment charges	2.3%	4.5%
General and administrative	8.4%	8.7%
Total costs and expenses	93.4%	105.8%
Income (loss) from operations	6.6%	(5.8)%
INTEREST INCOME	1.3%	0.1%
OTHER INCOME	5.7%	0.1%
INTEREST EXPENSE	(2.2)%	(3.2)%
INCOME (LOSS) BEFORE TAXES	11.4%	(8.8)%
INCOME TAX (PROVISION) BENEFIT	(1.7)%	1.6%
NET INCOME (LOSS)	9.7%	(7.2)%

53 Week Period Ended January 3, 2021 (Fiscal 2020) compared to the 52 Week Period Ended December 29, 2019 (Fiscal 2019)

Net Revenues:

Net sales for Fiscal 2020 increased $1,679,232 or 25.9% to $8,159,796 from $6,480,564 in Fiscal 2019. The significant increase, which occurred beginning in March of 2020, was principally the result of the COVID-19 pandemic and the temporary shutdown of many restaurant alternatives. The result of limiting indoor seating at restaurants was customers choosing drive-through alternatives including Burger Time.

Restaurant sales for Fiscal 2020 ranged from a low of $536,000 to a high of $1,043,500 and average sales for each Burger Time unit during the period was approximately $839,000 in 2020 an increase of approximately 25% from $669,000 in 2019.

Costs of Sales - food and paper:

Cost of sales - food and paper for Fiscal 2020 decreased to 37.9% of restaurant sales from 39.7% of restaurant sales in Fiscal 2019. This decrease was mainly due to a price increase taken in the middle of 2020 during a relatively stable cost environment.

Restaurant Operating Costs:

Despite increases in general restaurant operating costs during Fiscal 2020, restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, depreciation and amortization and impairment charges including the write-down of goodwill) as a percent of restaurant sales decreased to 80.4% in 2020 from 89.2% in Fiscal 2019. This was due primarily to matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below. The changes in restaurant-level costs from Fiscal 2019 to Fiscal 2020 are principally the result of a significant increase in restaurant sales volume in 2020 and may be detailed as follows:

Restaurant operating costs for the year ended December 29, 2019	$5,786,952
Increase in food and paper costs	516,428
Increase in labor cost	195,792
Increase in occupancy and operating	63,850
Restaurant operating costs for the year ended January 3, 2021	$6,563,022

Labor Costs:

For Fiscal 2020, labor and benefits costs decreased to 28.6% of restaurant sale from 33.0% of restaurant sales in Fiscal 2019. The decrease was the result of the significant increase in business activity and the latter three quarters of 2020 which resulted in a favorable utilization of the fixed portion of labor costs. The Company continues to benefit from minimal turnover in its unit restaurant management. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they decrease as a percentage of restaurant sales when there is a increase in restaurant sales volume.

Occupancy and Other Operating Costs:

For Fiscal 2020, occupancy and other costs declined to 13.9% of sales, or $1,136,257, compared to 16.5% of restaurant sales, or $1,072,407, in Fiscal 2019 principally as a result of the significant increase in restaurant volume.

Depreciation and Amortization Costs:

For Fiscal 2020, depreciation and amortization costs decreased 11.0%, or $23,398, to $189,389 (2.3% of sales) from $212,787 (3.3 % of sales) in Fiscal 2019. Depreciation costs have been declining as the Company’s equipment reaches a fully depreciated status and in 2020 decreased as percentage of sales because of the significant sales increase during 2020.

General and Administrative Costs

General and administrative costs increased 22.6%, or $126,639, from $560,885 (6.9% of sales) in Fiscal 2019 to $687,524 (9.4% of sales) in Fiscal 2020. The increase was principally the result of increased executive bonus compensation based on the strong financial performance in 2020.

Impairment of Assets Held for Sale and Goodwill

In 2019, the Company recorded a $93,488 charge to provide for a loss resulting from the closing of its Richmond, Indiana location and the planned sale of the property. In 2020, an additional $100,000 impairment charge was recognized for related to the Richmond property and a $90,493 charge was recorded to recognize impairment of the majority of costs associated with property in St. Louis, Missouri which the company had originally acquired for development. Additionally, in 2019, there was a $248,500 charge to write-off goodwill arising from the 2018 Share Exchange.

Income (loss) from Operations:

The income from operations was $529,368 in Fiscal 2020 compared to a loss from operations of $373,548 in Fiscal 2019. The change in income from operations in Fiscal 2020 compared to Fiscal 2019 was due to the matters discussed in the “Net Revenues”, “Restaurant Operating Costs” and “Impairment and Goodwill Write-down Charges” sections above.

Interest expense:

In Fiscal 2020, our interest expense decreased $30,084 to $177,757 (2.2% of restaurant sales) from $207,841 (3.2% restaurant sales) in Fiscal 2019.

Interest Income:

The $103,623 increase in interest income in 2020 was the result of interest earned on the Company’s advances to Next Gen Ice, Inc. (NGI), a related company, and includes $75,000 of interest income related to the value of equity received by the Company as part of a modification of the notes receivable.

Other Income:

The $466,758 of other income in Fiscal 2020 is the result of the Company having borrowed $460,400 under the Paycheck Protection Program (PPP). The Company was informed by its lender in 2021 that the entire amount of PPP advances been forgiven and therefore the anticipated loan forgiveness is reflected as “Other Income”. In accordance with recent Federal stimulus legislation, the PPP loan has been treated as an SBA Grant during 2020 and the funds advanced under the program have been treated as non-taxable for federal income tax purposes in determining the provision for income taxes.

Net Income (loss):

The net income $791,992 for Fiscal 2020, compared to a loss of $466,577 in Fiscal 2019. The change from Fiscal 2020 from Fiscal 2019 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections above due to the matters discussed above.

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

	Fiscal Year
	2020	2019
Revenues	$8,159,796	$6,480,564
Reconciliation:
Income (loss) from operations	529,368	(373,548)
Depreciation and amortization	189,389	212,787
Impairment charges	190,493	293,488
General and administrative, corporate level expenses	687,524	560,885
Restaurant-level EBITDA	1,596,774	699,611
Restaurant-level EBITDA margin	19.6%	10.8%

Liquidity and Capital Resource

Since March of 2020, the COVID-19 pandemic has had a positive impact of the Company’s sales and liquidity. For the 53 weeks ended January 3, 2021, the Company earned an after-tax profit of $791,992. On January 3, 2021, the Company had $1,321,244 in cash and working capital of $371,693, an increase of $843,688 from the prior year-end deficit of $471,995.

COVID-19 has had, and likely will to continue to have a significant adverse impact on the United States economy. It is difficult to predict either the ultimate impact of the COVID-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the food service industry and on Company’s operating results and financial condition as the situation is evolving.

In May 2020, the Company received pandemic-related loans totaling $487,900. Included in that amount was $460,400 borrowed under the Small Business Administration’s Paycheck Protection Program under the terms of the program, the Company applied for forgiveness of the loans in 2020, anticipating its application qualified the loans for forgiveness. Following application by the Company, the loans were forgiven in full 2021. As a result of forgiveness of the PPP advances, the loan forgiveness is reflected as “Other Income” in 2020. In accordance with federal stimulus legislation, the PPP loans have been treated as SBA Grants and the funds advanced under the program have been treated as non-taxable for federal income tax purposes in determining the provision for income taxes. Also, in May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program, and in addition, two of the Company’s mortgage lenders suspended and deferred current payments for a period of three months during the first half of 2020. A total of $93,602 in payments were deferred under these programs. The Company expects to have sufficient cash assets to meet its obligations for more than a year from the date of this Annual Report.

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

Our restaurant sales are primarily received in cash or by credit card and our restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, reducing the need for incremental working capital to support growth. Based on current information, we believe that we will have enough capital to meet our long-term debt obligations, working capital and recurring capital expenditure needs in fiscal 2021; however, our projections of future cash needs and cash flows may differ from actual results, and the difference could be material. If cash that may be generated from our business operations is insufficient to continue to operate our business, we may be required to obtain more working capital. We may seek to obtain additional working capital through sales of our equity securities or through bank credit facilities or public or private debt from various financial institutions where possible. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans indicate that the Company can meet its working capital needs through 2022. If we identify sources for additional funding, the sale of additional equity securities or convertible debt could result in dilution to our shareholders. Additionally, the sale of equity securities or issuance of debt securities may be subject to certain security holder approvals or may result in the downward adjustment of the exercise or conversion price of our outstanding securities. We can give no assurance that we will generate sufficient cash flows in the future to satisfy our liquidity requirements or sustain future operations, or that other sources of funding, such as sales of equity or debt, would be available or would be approved by our security holders, if needed, on favorable terms or at all. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which would significantly harm the business and development of operations.

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

Management does not believe that inflation has had a material effect on income during the 2020 or 2019 fiscal years. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

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

Item 8. Financial Statements and Supplementary Data.

BT BRANDS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 3, 2021 AND DECEMBER 29, 2019

TOGETHER WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the “Company”) as of January 3, 2021 and December 29, 2019 and the related consolidated statements of income, shareholders’ deficit, and cash flows for the fiscal years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2021 and December 29, 2019 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Minneapolis, Minnesota

March 10, 2021

7500 Flying Cloud Drive Suite 800 Minneapolis, MN 55344   (t) 952.893.9320    |    2180 Immokalee Road    Suite 308    Naples, FL 34110   (t) 239.325.1100

BoulayGroup.com

     Member of Prime Global, An Association of Independent Accounting Firms

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 3, 2021	December 29, 2019
ASSETS
CURRENT ASSETS
Cash	$1,321,244	$258,101
Receivables	19,030	15,363
Inventory	60,576	56,432
Prepaid expenses	5,348	6,928

Total current assets	1,406,198	336,824

PROPERTY AND EQUIPMENT, net	1,632,457	1,650,012
LAND AND BUILDINGS HELD FOR SALE	258,751	449,244
INVESTMENT IN AND NOTES RECEIVABLE FROM RELATED COMPANY	75,000	179,000
OTHER ASSETS, net	16,759	18,459

Total assets	$3,389,165	$2,633,539

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$245,306	$277,666
Accounts payable	270,487	321,855
Accrued expenses	420,734	206,400
Income taxes payable	97,978	2,898

Total current liabilities	1,034,505	808,819

LONG-TERM DEBT, less current maturities	2,938,983	3,221,035
DEFERRED INCOME TAXES	118,000	98,000
Total liabilities	4,091,488	4,127,854

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at January 3, 2021 and December 29, 2019	-	-
Common stock, $.002 par value, 50,000,000 authorized, 4,047,502 shares outstanding at January 3, 2021 and December 29, 2019	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(1,208,089)	(2,000,081)

Total shareholders' deficit	(702,323)	(1,494,315)

Total liabilities and shareholders' deficit	$3,389,165	$2,633,539

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	53 Weeks Ended,	52 Weeks Ended,
	January 3, 2021	December 29, 2019

SALES	$8,159,796	$6,480,564

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,090,816	2,574,388
Labor costs	2,335,949	2,140,157
Occupancy costs	709,704	718,905
Other operating expenses	426,553	353,502
Depreciation and amortization	189,389	212,787
Impairment of assets held for sale	190,493	93,488
Impairment of goodwill	-	200,000
General and administrative	687,524	560,885

Total costs and expenses	7,630,428	6,854,112

Income (loss) from operations	529,368	(373,548)
INTEREST INCOME	103,623	4,402

OTHER INCOME	466,758	8,410

INTEREST EXPENSE	(177,757)	(207,841)

INCOME BEFORE TAXES	921,992	(568,577)

INCOME TAX (PROVISION) BENEFIT	(130,000)	102,000

NET INCOME (LOSS)	$791,992	$(466,577)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluited	$0.20	$(0.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluited	4,047,502	4,043,989

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

			Additional
		Common Stock	Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2018	4,043,002	$8,086	$484,180	$(1,533,504)	$(1,041,238)

Net (loss)	-	-	-	(466,577)	(466,577)

Issuance of 4,500 Shares at Private Placement Value of $3.00	4,500	9	13,491	-	13,500

Balances, December 29, 2019	4,047,502	$8,095	$497,671	$(2,000,081)	$(1,494,315)

Net income	-	-	-	791,992	791,992
Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended	52 Weeks Ended
	January 3, 2021	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$791,922	$(466,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Deferred interest expense paid in-kind	39,368	-
Noncash interest income	(75,000)	-
Stock-based incentive compensation	-	13,500
Impairment of assets held for sale	190,493	93,488
Depreciation	187,687	211,087
Amortization of franchise agreement	1,700	1,700
Amortization of debt issuance cost	5,176	5,176
Loss on sale of property and equipment	-	1,800
Write-off of deferred offering costs	-	40,000
Deferred tax liability, net	20,000	(102,000)
Impairment of goodwill	-	200,000
Changes in operating assets and liabilities
Receivables	(3,667)	4,878
Inventory	(4,144)	2,152
Prepaid expenses	1,580	1,282
Accounts payable	(67,080)	33,196
Accrued expenses	214,334	21,634
Income taxes payable	95,080	(10,827)
Net cash provided by operating activities	1,397,449	50,489

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (advances to) from investment in related company	179,000	(179,000)
Purchase of property and equipment	(154,420)	-
Net cash provided by (used in) investing activities	24,580	(179,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	77,500	-
Principal payments on long-term debt	(436,456)	(276,899)
Net cash used in financing activities	(358,956)	(276,899)

CHANGE IN CASH	1,063,073	(405,410)

CASH, BEGINNING OF YEAR	258,101	663,511
		-
CASH, END OF YEAR	$1,321,174	$258,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$133,213	$202,101
SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES
Transfer of property and equipment to assets held for sale	$-	$189,640

Purchase of property and equipment included in accounts payable	$15,712	$-

See Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Reverse Merger Transaction

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, the Company acquired 100% of the ownership of BTND, LLC (“BTND”). in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with BTND, LLC, (“BTND”) and its Members. Following the Share Exchange, BTND became a wholly owned subsidiary of the Company and in 2020 BT Brands, Inc. reincorporated in the State of Wyoming.

Effective with the Share Exchange, all outstanding membership interests in BTND were exchanged with former members of BTND, for an aggregate of 3,298,000 shares of the Company’s common stock, equal to approximately 85.9% of the total number of shares of common stock outstanding after giving effect to the Share Exchange. BTND was the acquirer for accounting purposes and the transaction was accounted for as a reverse acquisition. Consequently, after the giving effect to the merger, the assets and liabilities and the historical operations that will be reflected in consolidated financial statements are those of BTND at its historical cost basis adjusted for goodwill related to a deferred tax liability assumed by the Company at the time of the merger.

Revision of Prior Financial Statements

In fiscal 2020, the Company determined that the deferred tax liability related to the difference between the tax basis and book value of the equipment at the time of the Share Exchange was not correctly calculated. As a result, the 2018 accounting for the merger as of December 30, 2018 has been adjusted to reflect an increase of $151,500 in both the estimated deferred tax liability and goodwill arising from the Share Exchange. As a result of the revision of the accounting for the 2018 Share Exchange, the financial statements for the year ended December 29, 2019 also were revised to reflect an additional impairment of $151,500 of the goodwill that was recorded during 2019. The 2019 adjustment is net of a change in income tax benefit of $53,500 which is primarily related to an estimated $43,000 tax benefit available from a tax loss carryforward in 2019. The net effect of the revision to the 2019 financial statements was to increase the net loss by $98,000, decreasing the previously reported loss for the year ended December 29, 2019 to a loss of $466,577 and increasing the accumluated deficit by $98,000 to $2,000,081.

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018, and the Richmond location is currently listed for sale. The Company owns a restaurant property in St. Louis, Missouri currently held for sale. The Company operated a total of ten restaurants at the end of fiscal 2020 and 2019.

The Company’s Dairy Queen store is operated pursuant to the terms of a franchise agreement with International Dairy Queen. The Company is required to pay regular royalty and advertising payments to the franchisor and to remain in compliance with the terms of the franchise agreement.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC and its wholly owned subsidiaries BTND IN, LLC, BTNDMO, LLC and BTNDDQ, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2020 was a 53-week period ending January 3, 2021 and Fiscal 2019 was the 52-week period ending on December 29, 2019. All references to years in this report refer to the fiscal years described above.

Reverse Stock Split

Pursuant to a written consent of a majority of the Company’s shareholders, the Company’s Board of Directors approved a 1-for-2 common shares reverse stock split effective January 25, 2021. All outstanding common shares and per share data presented herein have been retroactively adjusted to reflect the effect of the reverse split.

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

The three levels of fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access the measurement date.

•

Level 2 Inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to fair value measurement in its entirety.

The carrying values of cash, receivables, accounts payable and other financial working capital items approximate fair value at year end due to the short maturity nature of these instruments.

The Company believes that the fair value of the investment in notes receivable from a related company on December 29, 2019 approximated the carrying value. In the opinion of the Company, the stated 14% interest rate on the notes approximated the market rate of interest. The Company received equity ownership as additional consideration for its agreement to modify the term of the notes in 2020 and $75,000 was attributed to the value of the equity and this amount is reflected as additional interest income in 2020. The notes receivable were repaid in full in August 2020 and no notes were outstanding on January 3, 2021.

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit.

Revenue Recognition

The Company’s revenues consist of purchases of food products for cash, or bank-issued credit and debit card transactions, at Company’s restaurants. The Company follows Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company’s sales are recognized at the point of sale and are presented net of discounts and incentives. Sales are also reported net of applicable sales taxes.

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

The Company reviews long-lived assets to determine if the carrying value of these assets may not be recoverable based on estimated cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the restaurant level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining life. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the carrying value of the assets.

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. A property in the St. Louis area is currently listed for sale and the land and building were fully reserved for in the 2020 fourth quarter impairment charge. Certain signage equipment originally purchased for the location was relocated for use at other company locations. The write-down of the St. Louis property resulted in an additional impairment charge of $90,493 during the fourth quarter of 2020. Also, in September 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of 2020, it was concluded to record an additional charge of $100,000 for impairment of the value of the Richmond location which the Company believes the property will be sold at or above its current carrying cost of assets held for sale.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising expense for fiscal 2020 and 2019 totaled $29,924 and $49,618, respectively.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

As of December 29, 2019, the Company had a federal net operating loss carryforward (the “NOL”) of approximately $159,000, which will be fully utilized in the current year’s tax returns reducing 2020 consolidated taxable income by that amount. If not used currently, the NOL expires within twenty years of origination in 2038.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. In assessing the need for a valuation allowance, the company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2020	2019
Net operating loss carry forward	$-	$43,000
Property and equipment	(183,000)	(167,000)
Future tax benefit of impairment allowance	78,000	26,000
Paycheck Protection Program loan forgiveness	(13,000)
Total deferred tax liability	$(118,000)	$(98,000)

The following table summarizes the components of the provision for income taxes:

	2020	2019
Current income tax expense	$110,000	$-
Deferred income taxes (benefit)	20,000	(102,000)
Total income tax expense (benefit)	$130,000	$(102,000)

Total income tax expense for the years ended January 3, 2021 and December 29, 2019 differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2020	2019
Total expense (benefit) computed by applying statutory federal rate	$193,600	$(119,500)
State income tax (benefit), net of federal tax benefit	47,400	(36,000)
Paycheck Protection Program loan forgiveness	(111,000)	-
Other permanent differences	-	53,500
Provision for income taxes (benefit)	$130,000	$(102,500)

Accounting Standards requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.

The Company had no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2017.

Per Common Share Amounts

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted net income (loss) per share because their effect is anti-dilutive. There were no potentially dilutive shares outstanding as of the years ending in 2020 and 2019, as both the $4.00 per share strike price of the 102,503 warrants and the $3.30 exercise price for the 16,401 Placement Agent warrants outstanding on January 3, 2021 and December 29, 2019 were exercisable at prices above the estimated fair market price of the underlying stock.

Other Assets

Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, and is being amortized over an estimated useful life of 14 years. Amortization for each of the next five years is estimated to be approximately $2,000 per year. Accumulated amortization was approximately $9,000 and $7,000 at the end of 2020 and 2019, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be significant.

Segment Reporting

The Company follows the guidance of FASB Accounting Standards for reporting and disclosure on operating segments requiring segment disclosures about products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable operating segments.

Paycheck Protection Program and Liquidity and Capital Resources

For the 53 weeks ended January 3, 2021, the Company earned an after-tax profit of $791,922. On January 3, 2021, the Company had $1,321,244 in cash and working capital of $371,693, an increase of $789,688 from the year-end deficit of $471,995.

COVID-19 has had, and likely will to continue to have a significant adverse impact on the United States economy. It is difficult to predict either the ultimate impact of the COVID-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the food service industry and on Company’s operating results and financial condition as the situation is evolving.

In May 2020 the Company received pandemic-related loans totaling $487,900, of that amount, $460,400 was borrowed under the Small Business Administration’s Paycheck Protection Program (“PPP”). The Company has elected to account for the proceeds of the loan as a government grant under International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the loan is initially recorded as deferred income on the balance sheet and forgiveness income is recognized on a systematic basis over the periods in which the qualifying expenses are incurred when the Company determines that the forgiveness is reasonably assured. Under the terms of the program, the Company applied for forgiveness of the loans in 2020, anticipating its application qualified the loans for forgiveness. Following application by the Company, the loans were forgiven in full in 2021. As a result of forgiveness of the PPP advances, the loan forgiveness is reflected as “Other Income” in 2020. Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program, and in addition, two of the Company’s mortgage lenders suspended and deferred current payments for a period of three months during the first half of 2020. A total of $93,602 in payments were deferred under these programs. The Company expects to have sufficient cash assets to meet its obligations for more than a year from the issuance of these consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at end of the respective fiscal years:

	1/3/2021	12/29/2019
Land	$485,239	$555,885
Equipment	2,497,576	2,390,545
Buildings	1,306,896	1,363,642

Total property and equipment	4,289,711	4,310,072
Accumulated depreciation	(2,398,503)	(2,210,816)
Less - property held for sale	(258,751)	(449,244)
Net property and equipment	$1,632,457	$1,650,012

Depreciation expense for the fiscal years 2020 and 2019 was $187,687 and $211,087, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	1/3/2021	12/29/2019
Accrued real estate taxes	$106,935	$66,959
Accrued bonus compensation	162,000	-
Accrued payroll	56,139	69,572
Accrued payroll taxes	8,519	7,058
Accrued sales taxes payable	66,632	35,380
Accrued vacation pay	19,657	23,204
Other accrued expenses	852	4,227

	$420,734	$206,400

NOTE 4 – STOCKHOLDERS’ EQUITY

During 2018, the Company issued 3,298,000 common shares in exchange for the member interests of BTND, LLC, 410,000 shares to Maxim Partners and others as part of the Share Exchange, and 130,000 common shares to consultants associated with the offering. Upon closing of a private offering 205,002 common shares and 102,501 common stock warrants to purchase shares at $4.00 through July 31, 2023 were issued to investors in consideration for a net amount of approximately $492,266, all of these warrants were outstanding as of the end of the year. Upon closing of the private offering, the placement agent was issued an aggregate of 16,401 five-year stock purchase warrants to purchase shares at $3.30 per share which are also outstanding at year-end. The estimated the fair value of the warrants at the issuance date was approximately $15,421 and this amount was reflected as an additional cost of the offering.

In October 2019, the board of directors of the Company and the holders of a majority of the outstanding shares of common stock adopted the 2019 Incentive Plan. Under the 2019 Incentive Plan, the Company reserved up to 500,000 shares of common stock for issuance to officers, directors, employees and consultants. On October 11, 2019, the Company issued an aggregate of 4,500 shares of common stock as stock awards to 30 employees of the Company.

In April 2019, the Company’s Certificate of Incorporation was amended to increase the number of authorized preferred shares to 2,000,000 and the number authorized common shares to 50,000,000.

NOTE 5 – LONG-TERM DEBT

As a result of the many uncertainties surrounding the economy during the COVID-19 response, two of the Company’s mortgage lenders suspended and deferred current payments for a period of three months during the first half of 2020. A total of $93,602 in payments were deferred under these programs. The loans will continue to accrue interest at the stated rate, which is included in the principal. The aggregate deferrals are due as balloon payments at the end of the stated terms of the notes.

The Company had the following long- term debt obligations as of:

	1/3/2021	12/29/2019

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota locations and the personal guaranty of a shareholder of the Company.	$670,334	$699,311

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through November 16, 2030. This note is secured by four of the Company's North Dakota locations and the personal guaranty of a shareholder of the Company.	1,447,439	1,509,435

Note payable to bank dated October 10, 2015 due in monthly installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's Dairy Queen location and the personal guaranty of a shareholder of the Company.	397,655	414,562

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota locations and the personal guaranty of a shareholder of the Company.	369,222	384,208

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be be less than 4%. This note is secured by property held for sale in Richmond Indiana and the personal guaranty of a shareholder of the Company.	141,125	151,234

Unsecured 8% notes payable to an entity controlled by shareholders of the Company dated December 26, 2017 originally due on demand after June 1, 2020. The Note was paid in-full in August, 2020.	-	207,264

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company.	185,219	192,068

Minnesota Small Business Emergency Loan dated April, 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	27,500	-
	3,238,494	3,558,082
Less - unamortized debt issuance costs	(54,205)	(59,381)
Current maturities	(245,306)	(277,666)
Total	$2,938,983	$3,221,035

Scheduled maturities of long-term debt, excluding unamortized debt issuance costs, are as follows

1/2/2022	$245,306
12/31/2023	256,655
12/29/2024	423,345
12/28/2025	270,561
1/3/2027	283,104
Thereafter	1,759,523

$3,238,494

NOTE 6 – RELATED PARTY TRANSACTIONS

BTND Trading

BTND Trading, an entity separate from the Company owned by certain significant shareholders of the Company, from time-to-time BTND Trading has advanced funds to the Company. On December 29, 2019, $207,729 was due to BTND Trading at 8% annual interest. In August 2020, the amount due to BTND Trading was repaid in full.

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000. The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a contract basis. Mr. Copperud and a limited liability company controlled by him together own approximately 34% of the outstanding equity of NGI. On March 2, 2020, the Series C Notes were modified and the maturity extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of Common Stock in NGI from the founders of NGI representing approximately 2% of NGI shares outstanding. The Company also holds warrants to purchase 358,000 shares at a price of $1.00 per share through March 23, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and was recognized as interest income over the extended term of the Note. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. The Series C Notes were repaid in August 2020, with interest, and currently there are no outstanding amounts due to the Company from NGI.

NOTE 7 – MAJOR VENDOR

Approximately 83% of the Company’s purchases for the year ended January 3, 2021 were from one vendor. On January 3, 2021, the amount due to the major vendor totaled $171,545. In fiscal 2019, approximately 83% of the Company’s purchases were from the same vendor. On December 29,2019, the amount due to this vendor was $222,926.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 5, 2021 the date on which the consolidated financial statements were available to be issued, noting no subsequent events for disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 3, 2020, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 3, 2021. As of January 3. 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We did not perform an effective risk assessment or monitor internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this assessment, management concluded that we did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired assets. Specifically, we did not design appropriate controls to identify and reconcile deferred income taxes associated with the accounting for acquired assets and the related tax provision. This material weakness resulted in material errors in connection with the accounting for our Share Exchange in 2018 and the calculation of Goodwill that were corrected through a revision of the consolidated financial statements as of and for the years ended December 29, 2019. We evaluated the revision in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods’ financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality. We concluded that the revision was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error in all prior periods presented by revising the consolidated financial statements appearing herein.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that we did not maintain effective internal control over financial reporting as of January 3, 2021. Management is in the process of developing and implementing a series of accounting systems and procedure changes and internal controls intended to provide adequate controls over financial reporting.

(3) Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	62	Chief Executive Officer and Director
Kenneth Brimmer	65	Chief Operating Officer and Chairman
Jeffrey A. Zinnecker	63	Director

Background Information about our Officers and Directors

Mr. Copperud has served as the Chief Executive Officer and a director of the Company since July 31, 2018, the date on which we closed the Share Exchange. He was a founding member of BTND in 2007 and served as BTND’s managing manager and chief financial officer from its inception until the 2018 share exchange. From 1998 through April 2007, he was a director of STEN Corporation, resigning when BTND acquired Burger Time assets. In addition, Mr. Copperud served as the President of STEN’s Burger Time Acquisition Corporation subsidiary from July 2004 until his resignation in April 2007. During part of 2015, Mr. Copperud was the principal executive officer of Pretoria Resources Two, Inc., d/b/a It’s Burger Time Restaurant Group, Inc., i.e., Pretoria, while a merger between BTND and Pretoria was briefly in effect. From 1992 to 2013, Mr. Copperud was a partner in Peak to Peak Financial, LLC, which acquired, developed and sold real estate. Since 1993, Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and securities, located in Fort Collins, Colorado. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and development. Mr. Copperud has served as Chairman and a member of the Board of Directors of Next Gen Ice, Inc. since July of 2019. We believe Mr. Copperud’s long tenure as managing member of BTND, as well as his prior experience as a member of the Board of Directors of a public company, qualifies him to serve on our Board of Directors.

Mr. Brimmer has served as the Chief Operating Officer and Chairman of the Board of Directors of the Company and Principal Accounting Officer since July 31, 2018, the date on which we closed the Share Exchange. Mr. Brimmer has also served as a member of the Board of Directors of Next Gen Ice, Inc. since November 2, 2019 and is currently serving as Chief Financial Officer of Next Gen Ice on a contract basis. Mr. Brimmer has a wide range of experience including several early stage and rapidly growing businesses, serving at various times as President, Chief Executive Officer, and a director of several public and private companies. Mr. Brimmer’s restaurant experience includes serving as President of Rainforest Cafe, Inc. during a period of rapid growth of new restaurants. Mr. Brimmer is the Chief Executive Officer of Hypertension Diagnostic, Inc. and its subsidiary HDI Plastics, Inc. He has served on the board of HDI 1998 until April 2020 and was CEO from September 2012 until April 2020. He is also CEO of privately held Brimmer Company, LLC. He also has served as CEO of STEN Corporation, a, diversified business (currently inactive) since October 2003. Mr. Brimmer was a Director of Landry’s Restaurants from June of 2004 until April of 2017 and served on the Audit and Compliance Committee of its Golden Nugget – New Jersey Casino. Previously, he was President of Rainforest Cafe, Inc., which grew from start-up to over 6000 employees from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Mr. Brimmer was responsible for managing several stock offerings at Rainforest Cafe resulting in over $200 million in equity for the company. Prior to Rainforest, Mr. Brimmer was employed by Berman Consulting, LLC from 1990 until April 1997. Mr. Brimmer has a degree in accounting and worked in the audit division of Arthur Andersen & Co. from 1977 through 1981. We believe Mr. Brimmer’s long and varied career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on, and chair, our Board of Directors.

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

We are not party to any employment agreements or other agreements with Messrs. Copperud or Brimmer that prevent them from providing similar services to other companies in our industry, which could potentially give rise to a conflict of interest if they chose to offer their services to a competitor. However, under Wyoming law, as directors, Messrs. Copperud, Brimmer and Zinnecker will owe a duty of loyalty to our stockholders, which places limits on their ability to enter into transactions that conflict with the interests of our stockholders. If any of Messrs. Copperud, Brimmer or Zinnecker left the Company, they would not be prevented from participating in a venture or business that competes with us.

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

Board Composition

Our business and affairs are managed under the direction of our board of directors, which currently consists of three members. The members of our board of directors were elected in compliance with the provisions of our articles of incorporation and bylaws. None of our stockholders have any special rights regarding the election or designation of members of our board of directors.

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

Limitation of Liability and Indemnification

Our articles of incorporation provide that to the fullest extent permitted by the Wyoming Business Corporation Act, a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Our bylaws provide that we shall indemnify and hold harmless our directors and officers, to the fullest extent permitted by applicable law, except that we will not be required to indemnify or hold harmless any director or officer in connection with any proceeding initiated by such person unless the proceeding was authorized by our board of directors. Under our bylaws, such rights shall not be exclusive of any other rights acquired by directors and officers, including by agreement.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2017 and 2018 fiscal years by our principal executive officer and principal financial officer. No other officer or employee of the Company received total compensation for either 2018 or 2019, as determined in accordance with Item 402 of Regulation S-K, that exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Non-Qualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)

Gary Copperud, Chief Executive Officer (1)	2020	150,000	100,000	0	0	0	250,000
	2019	150,000	0	0	0	0	150,000

Kenneth W. Brimmer, Chief Operating Officer (2)	2020	0	50,000	0	0	54,000	104,000
	2019	0	0	0	0	0	0

___________

1.

During the year ended December 30, 2018, prior to the Share Exchange, BTND paid annual compensation of $150,000 to Mr. Copperud, its managing member, who currently serves as our Chief Executive Officer.

2.

Effective in December 2019, the Company agreed with Brimmer Company, LLC to a fee for Mr. Brimmer’s services as Chairman, Director and Chief Operating Officer and Chief Financial officer for a fee of $4,500 per month. Effective in January 2021 this amount has been increased to $5,500 per month.

Director Compensation

We have not paid any compensation to our directors since December 30, 2019.

Officer Compensation

During fiscal 2020, we paid to Mr. Copperud salary of $150,000 for serving as the Chief Executive Officer and he will receive the same salary for 2021.

Effective in December 2019, the Company agreed with Brimmer Company, LLC for Mr. Brimmer’s services as Chief Operating Officer and Chief Financial officer for a fee of $4,500 per month and this amount has been increased to $5,500 per month for 2021.

Except as described above, the Company is not party to any agreements with of its officers.

Compensation Plans

2019 Incentive Plan

In October 2019, our board of directors and stockholders adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”). An aggregate of 500,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of the date of this Annual Report, we have awarded an aggregate of 4,500 shares of common stock as a stock bonus to thirty of or senior employees.

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

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance and may be settled in the form of common stock, cash or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and/or the achievement of performance conditions.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Below we describe transactions and any series of related transactions to which we were a party, or may be a party, and which we have entered into since December 31, 2018, or is currently proposed, in which the amounts involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and any of our directors, executive officers or holders of more than five percent of our capital stock or an affiliate or immediate family member or such persons , had or will have a direct or indirect material interest.

During fiscal 2017 and 2018, BTND Trading, LLC., an affiliate of the Company by virtue of common ownership, loaned the Company funds for working capital. At June 28, 2020, the Company owed $207,729 to BTND Trading at 8% annual interest. In August 2020, the amount due to BTND Trading was repaid in full.

Gary Copperud has personally guaranteed each of the promissory notes evidencing loans on the real properties owned by the Company.

The Company has paid the salary and benefits of the Company controller based in Fargo, North Dakota and the Company pays monthly rent for the office space of $500 per month. From time-to-time, the Company’s controller has provided limited bookkeeping and administrative assistance for entities that are controlled by shareholders of the Company. These are minimal services for which the Company has not been compensated.

During August and October 2019, the Company entered into three Convertible Promissory Note C and Class A Warrant Purchase Agreements with Next Gen Ice, Inc. (“NGI”), a provider of automated ice delivery systems to convenience stores and other markets, pursuant to which it purchased three convertible promissory notes totaling the principal amount of $179,000 (the “NGI Notes”). Gary Copperud, our chief executive officer and a member of our board of directors, is a founder and member of the board of directors of NGI. Through affiliated entities controlled by Mr. Copperud, Mr. Copperud controls in excess of 50% of the outstanding stock of NGI and serves Chairman of its Board of Directors. Originally, the NGI Notes were either (i) payable on March 2, 2020 with interest accrued at 14% per year, or (ii) convertible, at the option of the Company, into shares of the series of NGI preferred stock in a qualified financing as defined in the notes. The NGI Notes were repaid in full including accrued interest in August 2020 following a March 3, 2020, Loan Modification and Extension Agreement pursuant to which the Company agreed to extend the maturity date of the NGI Notes to August 31, 2020. In consideration of the extension of the term of the NGI Notes: (i) NGI granted to the Company a security interest in all of NGI’s assets, (ii) issued to the Company a warrant entitling it to purchase 179,000 shares of common stock of NGI at a price of $1.00 per share at any time through March 31, 2023, and (iii) the founders of NGI, of which Mr. Copperud is one, agreed to transfer to the Company 179,000 shares of NGI common stock.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Boulay, PLLP, the Company’s independent registered public accounting firm, for professional services rendered for the fiscal years ended January 3, 2021 and December 29, 2019:

	2020	2019
Fee Category
Audit Fees (1)	$50,450	$41,900
Audit-Related Fees	-	940
Tax Fees	-	-
All Other Fees	3,126	8,126
Total Fees	$53,576	$51,706

(1)

Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended January 3, 2021 and December 29, 2019, respectively.

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

_____________

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BT BRANDS, INC.

Date: March 11, 2021	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Gary Copperud	Chief Executive Officer and Director	March 11, 2021
(Principal Executive Officer)

By:	/s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer,	March 11, 2021
(Principal Financial Officer and Principal Accounting Officer and Chairman)

By:	/s/ Jeffrey A. Zinnecker	Director	March 11, 2021

