Form 10-Q
period 2021-04-04
BT Brands, Inc.
filed 2021-05-18
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 4, 2021

or

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

At May 18, 2021, there were 4,047,502 shares of common stock outstanding.

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration of the COVID-19 pandemic, the impact of governmental regulations that have been, and may in the future be, imposed in response to the pandemic which potentially could have an impact on discretionary consumer spending and (2) those discussed and described in the Company’s 2020 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2021	January 3, 2021
ASSETS
CURRENT ASSETS
Cash	$1,460,098	$1,321,244
Receivables	4,547	19,030
Inventory	67,594	60,576
Prepaid expenses	12,491	5,348

Total current assets	1,544,730	1,406,198

PROPERTY AND EQUIPMENT, net	1,618,897	1,632,457
LAND AND BUILDINGS HELD FOR SALE	258,751	258,751
INVESTMENT IN RELATED COMPANY	75,000	75,000
OTHER ASSETS, net	16,192	16,759

Total assets	$3,513,570	$3,389,165

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$418,465	$245,306
Accounts payable	449,203	270,487
Accrued expenses	242,763	420,734
Income taxes payable	137,978	97,978

Total current liabilities	1,248,409	1,034,505

LONG-TERM DEBT, less current maturities	2,704,560	2,938,983
DEFERRED INCOME TAXES	128,000	118,000
Total liabilities	4,080,969	4,091,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at April 4, 2021 and January 3, 2021	-	-
Common stock, $.002 par value, 50,000,000 authorized, 4,047,502 shares outstanding at April 4, 2021 and January 3, 2021	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(1,073,165)	(1,208,089)

Total shareholders' deficit	(567,399)	(702,323)

Total liabilities and shareholders' deficit	$3,513,570	$3,389,165

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended,
	April 4, 2021	March 29, 2020

SALES	$1,940,872	$1,303,430

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	731,954	540,100
Labor costs	565,492	483,309
Occupancy costs	136,548	162,588
Other operating expenses	123,209	86,174
Depreciation	54,269	44,395
Amortization	567	425
General and administrative	105,338	66,216

Total costs and expenses	1,717,377	1,383,207

Income (loss) from operations	223,495	(79,777)

INTEREST EXPENSE	(38,571)	(36,467)

INCOME (LOSS) BEFORE TAXES	184,924	(116,244)

PROVISION FOR INCOME TAXES	(50,000)	-

NET INCOME (LOSS)	$134,924	$(116,244)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.03	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	4,047,502	4,047,502

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balances, December 29, 2019	4,047,502	$8,095	$497,671	$(1,902,081)	$(1,396,315)

Net (loss)	-	-	-	(116,244)	(116,244)

Balances, March 29, 2020	4,047,502	$8,095	$497,671	$(2,018,325)	$(1,512,599)

	Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated (Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)

Net income	-	-	-	134,924	134,924

Balances, April 4, 2021	4,047,502	$8,095	$497,671	$(1,073,165)	$(567,399)

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks ended,
	April 4, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$134,924	$(116,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation	54,269	44,395
Amortization of franchise agreement	567	425
Amortization of debt issuance cost	1,465	1,295
Deferred tax liability	10,000	-
Changes in operating assets and liabilities, net of acquisition
Receivables	14,483	9,581
Inventory	(7,018)	3,459
Prepaid expenses	(7,143)	1,632
Accounts payable	178,716	161,767
Unearned vendor rebate	-	(1,223)
Accrued expenses	(177,971)	(23,649)
Income taxes payable	40,000	-
Net cash provided by operating activities	242,292	81,438

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40,709)	-
Investment in notes receivable from relate company	-	(28,000)
Net cash used in investing activities	(40,709)	(28,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	50,000
Principal payments on long-term debt	(62,729)	(51,405)
Net cash used in financing activities	(62,729)	(1,405)

CHANGE IN CASH	138,854	52,033

CASH, BEGINNING OF YEAR	1,321,244	258,101

CASH, END OF PERIOD	$1,460,098	$310,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$37,106	$36,467

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc., and its subsidiaries (the “Company”, “we”, “our”, “us”, or “BT Brands”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation and have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended January 3, 2021. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of April 4, 2021 does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 3, 2021 and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended January 3, 2021.

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

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018 which is listed for sale. There were a total of ten operating restaurants on April 4, 2021.

The Company’s Dairy Queen store is operated pursuant to the terms of a franchise agreement with International Dairy Queen. The Company is required to pay regular royalty and advertising payments to the franchisor and to remain in compliance with the terms of the franchise agreement.

Fiscal Year Period

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. All references to years in this report refer to the 13-week periods in the respective fiscal year periods. Fiscal 2021 is a 52-week year ending January 2, 2022.

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit.

Receivables

Receivables consist mainly of rebates due from a primary vendor.

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

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. A property in the St. Louis area was written-off in 2020 and certain signage originally purchased for use in that location has been used in other locations. In September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of fiscal 2019 it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location and in the second quarter of 2020 an additional $100,000 impairment charge was recorded. The Company believes the Richmond property will be sold at or above its current carrying cost of assets held for sale.

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

As of April 4, 2021, the Company estimates a current tax provision at the statutory rates of approximately 27.5%

The Company currently has no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception and all periods since inception remain open for examination.

Per Common Share Amounts

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted net income (loss) if their effect would be anti-dilutive. There were no potentially dilutive shares outstanding as of the periods ending in 2021 and 2020, as the strike price for warrants outstanding was above the fair market price of the underlying stock in both periods.

Other Assets

Other assets are the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, which is being amortized over an estimated useful life of 14 years.

Liquidity and Capital Resources

For the 13 weeks ended April 4, 2021, the Company earned an after-tax profit of  $134,924. At April 4, 2021, the Company had $1,460,098 in cash, and working capital of $296,321, a decrease of $75,372 from January 3, 2021.

As efforts to vaccinate the U.S population progress, Covid-19 continues to a have significant impact on the United States economy. It is difficult to predict either the ultimate impact of the Covid-19 pandemic or the impact of governmental responses on the Company’s operating results and financial condition.

In May 2020, the Company received pandemic-related loans totaling $487,900, and of that amount, $460,400 was borrowed under the Small Business Administration’s Paycheck Protection Program under the terms of the program the loans were forgiven in 2020. In May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. The Company expects to have sufficient cash assets to meet its obligations for at least a year from the issuance of these consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	April 4, 2021	January 3, 2021
Land	$485,239	$485,239
Equipment	2,538,285	2,497,576
Buildings	1,306,896	1,306,896

Total property and equipment	4,330,420	4,289,711
Accumulated depreciation	(2,452,772)	(2,398,503)
Less - property held for sale	(258,751)	(258,751)
Net Property and Equipment	$1,618,897	$1,632,457

Depreciation expense for the 13-week periods in 2021 and 2020 was $54,269 and $44,395, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	April 4, 2021	January 3, 2021
Accrued real estate taxes	$95,593	$106,935
Accrued bonus compensation	7,000	162,000
Accrued payroll	87,800	56,139
Accrued payroll taxes	10,480	8,519
Accrued sales taxes payable	9,709	66,632
Accrued vacation pay	19,657	19,657
Other accrued expenses	12,524	852

	$242,763	$420,734

NOTE 4 - LONG TERM DEBT

The Company’s long-term debt is as follows:

	April 4, 2021	January 3, 2021

Note payable to bank dated October 30, 2015 due in monthly installments of $6,916 through October 30, 2030, which includes principal and interest at a fixed rate of 4.75%. This note is secured by two of the Company's Minnesota locations and the personal guaranty of a shareholder of the Company.	$657,322	$670,334

Note payable to bank dated November 16, 2015 due in monthly installments of $14,846, which includes principal and interest at fixed rate of 4.75% through November 16, 2030. This note is secured by four of the Company's North Dakota locations and the personal guaranty of a shareholder of the Company.	1,419,418	1,447,439

Note payable to bank dated October 10, 2015 due in monthly installments of $4,153 through March 11, 2030, which includes principal and interest at fixed rate of 4.75%. This note is secured by the Company's Dairy Queen location and the personal guaranty of a shareholder of the Company.	389,937	397,655

Note payable to bank dated March 11, 2016 due in monthly installments of $3,692 through March 11, 2031 which includes principal and interest at a fixed rate of 4.75%. This note is secured by one of the Company's South Dakota locations and the personal guaranty of a shareholder of the Company.	362,504	369,222

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be less than 4%. This note is secured by property held for sale in Richmond Indiana and the personal guaranty of a shareholder of the Company.	138,559	141,125

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company. This note was paid in full on April 6, 2021, and is included in current liabilities at April 4, 2021.	181,899	185,219

Minnesota Small Business Emergency Loan dated April, 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company. Provided certain employment levels are achieved, the principal balance may be forgiven resulting in the note becoming a grant.	26,125	27,500
	3,175,765	3,238,494
Less - unamortized debt issuance costs	(52,740)	(54,205)
Current maturities	(418,465)	(245,306)
Total	$2,704,560	$2,938,983

NOTE 5 - RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000 (“Notes”). The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud, and a limited liability company controlled by him together own approximately 34% of the outstanding equity of NGI. On March 2, 2020, the Notes, were modified and the maturity extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of common stock in Next Gen Ice from the founders of NGI representing approximately 2% of NGI shares outstanding. The Company also holds warrants to purchase 358,000 shares of common stock at a price of $1.00 per share through March 31, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and was recognized as interest income over the extended term of the Notes. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. The Notes were repaid in August 2020, with interest, and currently there are no outstanding amounts due to the Company from NGI.

NOTE 6 - CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition, results of operations, liquidity and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended January 3, 2021.

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

Operationally, we take several steps to maintain efficiency, including maintaining inventory of no more than approximately $5,000 to $10,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

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

Our average customer transaction increased by approximately 4% in the fiscal 2020 compared to 2019 principally because of the price increase implemented in the middle of 2020. Our sales trends are influenced by many factors and the environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

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

The cost of food has increased over the last two years; however, we expect to see some inflationary pressure in 2021. Beef costs were stable in 2020 following an increase of approximately 5% in 2019. Given the competitive nature of the fast-food burger restaurant industry, it may be difficult to raise menu prices to fully cover future cost increases. During 2020, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset any food cost increases, due to the competitive state of the restaurant industry.

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

Increases in the federally and state mandated minimum wage may also impact our operations. While details have not been determined the initial proposal by the Biden Administration includes a proposal to increase the minimum wage to $15 per hour. In North Dakota, the minimum wage is set at the federally mandated minimum wage of $7.25 per hour and the rates are annually adjusted to reflect any increase in cost of living. South Dakota has established a minimum wage of $9.10 per hour which is annually adjusted to increase with the cost of living. Minnesota’s minimum-wage rate for small employers, such as us, is $8.04 per hour. Our hourly employees earn a wage of on average of approximately $12 to $13 per hour. An increase in the minimum wage to $15 per hour would adversely impact our profit margins.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. This contagious disease outbreak, which increases and decreases in intensity, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. Our stores have remained open for drive-through business. The response to COVID-19 has disrupted the normal operations of many businesses, including ours.  More recently, food service businesses, including ours, have faced challenges in attracting and hiring workers and it is possible the labor shortages may become more acute in the busier summer months.

Most states, including Minnesota and North Dakota, have limited or banned public gatherings to halt or delay the spread of disease. Under these emergency orders, essential services have remained open, including, but not limited to gas stations, pharmacies, grocery stores, food banks, convenience stores, take-out and delivery restaurants, banks, hospitals, and laundromats. Under the directions limiting public gatherings, regulators have generally allowed drive-through restaurant services to remain open. To date, our restaurants have remained open although we have curtailed hours at some stores and have experienced temporary restaurant closures while locations have been cleaned and employees tested. Thus far, we have been able to reopen after two or three days. Local, regional or national governments may, at any time, implement directives that further limit or order our business to close or take other measures intended to mitigate the spread of disease. Further, customers may choose to remain in self-imposed isolation and avoid public gathering places.

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

Results of Operations for the Thirteen Weeks Ended April 4, 2021 and the Thirteen Weeks Ended March 29, 2020

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	April 4, 2021	March 29, 2020

SALES	100.0%	100.0%
COSTS AND EXPENSES
Food and paper costs	37.7	41.4
Labor costs	29.1	37.1
Occupancy costs	7.0	12.5
Other operating expenses	6.4	6.6
Depreciation and amortization	2.8	3.4
General and administrative	5.5	5.1
Total costs and expenses	88.5	106.1
Income (loss) from operations	11.5	(6.1)
INTEREST EXPENSE	(2.0)	(2.8)
INCOME (LOSS) BEFORE TAXES	9.5	(8.9)
PROVISION FOR INCOME TAXES	(2.6)
NET INCOME (LOSS)	6.9%	(8.9)%

Net Revenues:

Net sales for Fiscal first quarter of 2021 increased $637,442 or 48.9% to $1,940,872 from $1,303,430 in the first quarter of Fiscal 2020. The sales increase was attributable principally to the favorable impact on our drive-through locations because of the COVID-19 related government restrictions on restaurants resulting in an increase in consumers choosing Burger Time as a dining alternative. In addition, the Company implemented a price increase in the second half of 2020 which increased sales an estimated 5% to 10%.

Restaurant unit sales for the period ranged from a low of $126,000 to a high of $274,000 and average sales for each Burger Time unit during the period was approximately $201,300 in 2021 an increase from approximately $141,000 in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for first quarter of fiscal 2021 decreased as a percentage of sales to 37.7% of restaurant sales from 41.4% of restaurant sales in the first quarter of fiscal 2020. This decrease was the result of a favorable six-month price on the price of ground beef patties which remained unchanged at $2.51 per pound.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, and depreciation and amortization) as a percent of restaurant sales decreased significantly to 80.2% of sales in the first fiscal quarter of 2021 from 97.6% in the same period of fiscal 2020. This decrease was due primarily to a significant increase in sales which favorably impacted both fixed and semi-fixed costs and the matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs:

For the first quarter of fiscal 2021, labor and benefits costs increased by $82,183 to $565,492, however, labor costs as a percentage of sales declined to 29.1% of restaurant sales from 37.1% of restaurant sales in fiscal 2020 first quarter. The decrease in the percentage was the result of the leveraging of existing staffing levels as sales increased significantly from the year earlier. The Company continued to benefit from minimal turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses

For the first fiscal quarter of 2021, occupancy and other expenses increased $10,995, however, as a result of the increased sales volume, these costs as a percentage of sales declined to 13.4% of sales from 19.1% of sales in the similar period in 2020.

Depreciation and Amortization Expense:

For first fiscal quarter of 2021, depreciation and amortization increased $10,016 to $54,836 (2.8 % of sales) from $44, 822 (3.4% of sales) in the same period in fiscal of 2020. The company continues to reinvest in its properties to maintain and upgrade items such as point-of-sale equipment and HVAC equipment.

General and Administrative Costs

General and administrative costs increased 59.1% or $39,122 from $66,216 (5.1% of sales) in the first fiscal quarter of 2020 to $105,338 (5.5% of sales) in the first quarter of 2021. The increase in general and administrative costs is primarily an increase in CEO compensation over the year earlier level.

Income from Operations

Income from operations for the 13-week period was $223,495 in fiscal 2021 compared to a loss from operations of $116,244 in the similar period in 2020. The change in income from operations in fiscal 2021 compared to fiscal 2020 was due to the significant increase in profitability of the Company’s stores resulting from an increase in sales, partially offset by an increase in General and Administrative Expense and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, and depreciation and amortization. General and administrative costs are excluded as they are generally not specifically identifiable to restaurant specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations.

	13-Week Period
	April 4, 2021	March 29, 2020

Revenues	$1,940,872	$1,303,430
Reconciliation:
Income (loss) from operations	223,495	(79,777)
Depreciation and amortization	54,836	44,820
General and administrative, corporate level expenses	105,338	66,216
Restaurant-level EBITDA	383,670	31,159
Restaurant-level EBITDA margin	19.8%	2.4%

Liquidity and Capital Resources

Since March of 2020, the COVID-19 pandemic has had a positive impact of the Company’s sales and liquidity. For the 53 weeks ended January 3, 2021, the Company earned an after-tax profit of $791,992. On April 4, 2021 the Company had $1,460,098 in cash and working capital of $296,321, a decrease of $21,628 from January 3, 2021. The decrease is the result of including $182,000 in current maturities of long-term debt from the Company’s early payoff of the mortgage on its West St. Paul location at the beginning of the second fiscal quarter.   In the 13-week period ending April 4, 2021, the Company continued to see strong results and positive operating cash flow.

COVID-19 likely will to continue to have a significant impact on the United States economy. It is difficult to predict either the ultimate impact of the COVID-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the food service industry and on Company’s operating results and financial condition as the situation is evolving.

In May 2020, the Company received pandemic-related loans totaling $487,900. Included in that amount was $460,400 borrowed under the Small Business Administration’s Paycheck Protection Program (“PPP”) under the terms of the program, the Company applied for forgiveness of the loans in 2020, anticipating its application qualified the loans for forgiveness. Following application by the Company, the loans were forgiven in 2021. In anticipation of  forgiveness of the PPP advances, the loan forgiveness was reflected as “Other Income” in the third quarter of 2020.   Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire companies that are synergistic with or complimentary to our business. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred in the future and possibly increase. Our primary sources of liquidity and cash flows are operating cash flows and cash on hand. We use this to service debt and to maintain our stores to operate in an efficient manner, and to increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale, or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

As a result of the strong sales increase over the prior year, we generated significant positive cash flow in the 13-week period ending April 4, 2021. The winter months have historically been seasonally the slowest part of the Company’s business.

Cash Flows Used in Investing Activities

In 2020 through the first quarter of 2021 the Company has focused on its primary business and building its working capital reserves.

Cash Flows Used in Financing Activities

A significant portion of the Company’s cash flow is allocated to service the Company’s debt.

Contractual Obligations

As of April 4, 2021, we had $3.2 million in contractual obligations relating principally to amounts due under mortgages on the real property on which are stores are situated. Our monthly required payment is approximately $32,000. Following the end of the first quarter, the Company concluded to repay the Note payable to Bremer Bank in the amount of approximately $182,000 using on-hand cash reserves to make the payment.

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

As of April 4, 2021, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(3) Changes in Internal Control over Financial Reporting

The Company disclosed material weakness for a lack of segregation of duties and not performing an effective risk assessment on monitoring of internal  controls over financial reporting in its Form 10-K for the fiscal year ended January 3, 2021.  While the Company is addressing these deficiencies,  there has been no significant change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.

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

BT BRANDS, INC.

Date: May 18, 2021	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

