Form 10-Q
period 2021-07-04
BT Brands, Inc.
filed 2021-08-18
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 4, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of principal executive offices)	(Zip Code)

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

At August 16, 2021, there were 4,047,502 shares of common stock outstanding.

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

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2021	January 3, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,720,917	$1,321,244
Receivables	31,751	19,030
Inventory	70,489	60,576
Prepaid expenses and other current assets	20,429	5,348

Total current assets	1,843,586	1,406,198

PROPERTY AND EQUIPMENT, net	1,587,200	1,632,457
LAND AND BUILDINGS HELD FOR SALE	258,751	258,751
INVESTMENT IN RELATED COMPANY	75,000	75,000
OTHER ASSETS, net	15,625	16,759

Total assets	$3,780,162	$3,389,165

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$174,350	$245,306
Accounts payable	398,301	270,487
Accrued expenses	259,660	420,734
Income taxes payable	112,972	97,978

Total current liabilities	945,283	1,034,505

LONG-TERM DEBT, less current maturities	3,043,762	2,938,983
DEFERRED INCOME TAXES	146,000	118,000
Total liabilities	4,135,045	4,091,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at July 4, 2021 and January 3, 2021	-	-
Common stock, $.002 par value, 50,000,000 authorized, 4,047,502 shares outstanding at July 4, 2021 and January 3, 2021	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(860,649)	(1,208,089)

Total shareholders' deficit	(354,883)	(702,323)

Total liabilities and shareholders' deficit	$3,780,162	$3,389,165

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended,		13 Weeks Ended,
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020

SALES	$4,323,555	$3,699,768	$2,382,683	$2,396,338

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,636,053	1,435,992	908,760	895,892
Labor costs	1,186,719	1,094,007	621,227	610,698
Occupancy costs	303,654	334,033	167,106	171,445
Other operating expenses	252,081	191,274	128,872	105,100
Depreciation and amortization	113,394	90,920	58,558	46,100
Impairment of assets held for sale	-	100,000	-	100,000
General and administrative	220,982	183,163	115,644	116,947

Total costs and expenses	3,712,883	3,429,389	2,000,167	2,046,182

Income from operations	610,672	270,379	382,516	350,156

INTEREST EXPENSE	(128,232)	(91,159)	(89,661)	(54,692)
INTEREST INCOME	-	64,200	-	64,200
OTHER INCOME	-	466,758	-	466,758

INCOME BEFORE TAXES	482,440	710,178	297,516	826,422

PROVISION FOR INCOME TAXES	(135,000)	(149,000)	(85,000)	(149,000)

NET INCOME	$347,440	$561,178	$212,516	$677,422

NET INCOME PER COMMON SHARE -
Basic and Diluted	$0.09	$0.14	$0.05	$0.17

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
COMPUTING PER COMMON SHARE AMOUNTS -
Basic and Diluted	4,047,502	4,047,502	4,047,502	4,047,502

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

		Common	Additional
For the 26-week periods -	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)

Net income	-	-	-	347,440	347,440

Balances, July 4, 2021	4,047,502	$8,095	$497,671	$(860,649)	$(354,883)

		Common	Additional
	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Total

Balances, December 29, 2019	4,047,502	$8,095	$497,671	$(1,902,081)	$(1,396,315)

Net income	-	-	-	561,178	561,178

Balances, June 28, 2020	4,047,502	$8,095	$497,671	$(1,340,903)	$(835,137)

		Common	Additional
For the 13-week periods -	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Total

Balances, April 4, 2021	4,047,502	$8,095	$497,671	$(1,073,165)	$(567,399)

Net income	-	-	-	212,516	212,516

Balances, July 4, 2021	4,047,502	$8,095	$497,671	$(860,649)	$(354,883)

		Common	Additional
	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Total

Balances, March 29, 2020	4,047,502	$8,095	$497,671	$(2,018,325)	$(1,512,559)

Net income	-	-	-	677,422	677,422

Balances, June 28, 2020	4,047,502	$8,095	$497,671	$(1,340,903)	$(835,137)

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended	26 Weeks Ended
	July 4, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$347,440	$561,178
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	113,394	90,920
Amortization of debt issuance costs included in interest expense	54,205	2,568
Deferred taxes	28,000	(11,788)
Noncash interest income	-	(64,200)
Payment on in-kind interest	-	39,368
Impairment of assets held for sale	-	100,000
Changes in operating assets and liabilities -
Receivables	(12,721)	(3,511)
Inventory	(9,913)	(544)
Prepaid expenses and other current assets	(5,888)	3,967
Accounts payable	127,814	(41,013)
Unearned vendor rebate	-	(2,446)
Accrued expenses	(161,074)	47,400
Income taxes payable	14,994	154,701
Net cash provided by operating activities	496,251	876,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,003)	(16,393)
Net cash used in investing activities	(67,003)	(16,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,107,100	77,500
Principal payments on long-term debt	(3,077,784)	(104,656)
Payment of debt issuance costs	(49,699)	-
Payment of deferred offering costs	(9,192)	-
Net cash used in financing activities	(29,575)	(27,156)

CHANGE IN CASH	399,673	833,051

CASH, BEGINNING OF PERIOD	1,321,244	258,101
		-
CASH, END OF PERIOD	$1,720,917	$1,091,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$68,700	$49,204
Cash paid for income taxes	$92,006	$-

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

The accompanying Condensed Consolidated Balance Sheet as of July 4, 2021, does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 3, 2021, and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended January 3, 2021.

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

The Company

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016, with the objective of acquiring an operating entity. Effective on July 30, 2018, the Company acquired 100% of the ownership BTND, LLC. in exchange for common stock in the Company through a Share Exchange Agreement (“Share Exchange”) with members of BTND, LLC (“BTND”).

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018 which is listed for sale. There were a total of ten operating restaurants on July 4, 2021.

The Company’s Dairy Queen store is operated pursuant to the terms of a franchise agreement with International Dairy Queen. The Company is required to pay regular royalty and advertising payments to the franchisor and to remain in compliance with the terms of the franchise agreement.

Fiscal Year Period

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. All references to years in this report refer to the 26-week periods in the respective fiscal year periods. Fiscal 2021 is a 52-week year ending January 2, 2022.

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

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. A property in the St. Louis area was written-off in 2020 and certain signage originally purchased for use in that location has been used in other locations In September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of fiscal 2019 it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location and in the second quarter of 2020 an additional $100,000 impairment charge was recorded. The Company believes the Richmond property will be sold at or above its current carrying cost of assets held for sale.

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted, as necessary. As of July 4, 2021, the Company estimates a current tax provision for federal and state income taxes at the combined statutory rate of approximately 27.5%

The Company currently has no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception and all periods since inception remain open for examination.

Per Common Share Amounts

Net income per common share is computed pursuant to section 260-10-45 of the FASB ASC. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted net income if their effect would be anti-dilutive. There were no potentially dilutive shares outstanding as of the periods ending in 2021 and 2020, as the strike price for warrants outstanding was above the fair market price of the underlying stock in both periods.

Other Assets

Other assets are the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, which is being amortized over an estimated useful life of 14 years.

Liquidity and Capital Resources

For the 26 weeks ended July 4, 2021, the Company earned an after-tax profit of $347,440. At July 4, 2021, the Company had $1,720,917 in cash and working capital of $898,303 an increase of $526,610 from the year-end.

Covid-19 and its various variants are expected to continue to have a significant adverse impact on the United States economy. It is difficult to predict either the ultimate impact of the virus and governmental responses on the Company’s operating results and financial condition.

In June 2021, the Company completed a refinancing of substantially all of its property mortgages lowering the nominal mortgage rate to a 10-year fixed rate of 3.45% from 4.75%. In May 2020, the Company received pandemic-related loans totaling $487,900 of that amount, $460,400 was borrowed under the Small Business Administration’s Payroll Protection Program under the terms of the program, the loans were forgiven in 2020, and the amount of the loan forgiveness was accounted for as a “grant” and is in included in other income for the six-month ended June 28, 2020. In May 2020, the Company also borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. Under certain conditions related to continues employment at the Company’s Dairy Queen location the remaining balance of this note may be converted to a Grant.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	July 4, 2021	January 3, 2021
Land	$485,239	$485,239
Equipment	2,555,874	2,497,576
Buildings	1,313,669	1,306,896

Total property and equipment	4,354,782	4,289,711
Accumulated depreciation	(2,508,831)	(2,398,503)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$1,587,200	$1,632,457

Depreciation expense for the 26-week periods in 2021 and 2020 was $112,261 and $90,070, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 4, 2021	January 3, 2021
Accrued real estate taxes	$94,343	$106,935
Accrued bonus compensation	7,000	162,000
Accrued payroll	48,099	56,139
Accrued payroll taxes	9,691	8,519
Accrued sales taxes payable	64,865	66,632
Accrued vacation pay	19,657	19,657
Other accrued expenses	16,005	852

	$259,660	$420,734

NOTE 4 – LONG TERM DEBT

The Company’s long-term debt is as follows:

	July 4, 2021	January 3, 2021

Notes payable to bank with interest at 4.75%. Secured by eight of the Company's locations and the personal guaranty of a shareholder of the Company These notes were paid in full on June 27, 2021.	$-	$2,884,650

Three notes payable to bank dated June 28, 2021 due in monthly installments totalling $22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45% . These notes mature on June 28, 2036. The notes are secured by mortgages covering the Company's ten operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	3,107,100	-

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which included principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company. This note was paid in full on April 6, 2021, and is included in current liabilities at April 4, 2021.	-	185,219

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be less than 4%. This note is secured by property held for sale in Richmond, Indiana and the personal guaranty of a shareholder of the Company.	135,961	141,125

Minnesota Small Business Emergency Loan dated April 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	24,750	27,500
	3,267,811	3,238,494
Less - unamortized debt issuance costs	(49,699)	(54,205)
Current maturities	(174,350)	(245,306)
Total	$3,043,762	$2,938,983

NOTE 5 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000 (“Notes”). The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud, and a limited liability company controlled by him together own approximately 34% of the outstanding equity of NGI. On March 2, 2020, the Notes, were modified and the maturity extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of common stock in Next Gen Ice from the founders of NGI representing approximately2% of NGI shares outstanding. The Company also holds warrants to purchase 358,000 shares of common stock at a price of $1.00 per share through March 31, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and was recognized as interest income over the extended term of the Notes. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. The Notes were repaid in August 2020, with interest, and currently there are no outstanding amounts due to the Company from NGI.

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

Operationally, we take several steps to maintain efficiency, including maintaining inventory of approximately $5,000 to $15,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food). Historically, our Burger Time investment model targeted an average total cash investment of between $325,000 and $535,000. Real estate and finance costs vary materially by location but, assuming the average investment figure applies, the amount allocated to the purchase of real estate would be approximately $225,000.

Our average customer transaction increased by approximately 4% in the first six months of fiscal 2021 compared to 2020 and currently is approximately $11.50. This recent increase is principally because of a menu price increase implemented in the middle of 2020. Our sales trends are influenced by many factors and the environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

Material Trends and Uncertainties

There are industry trends which may have an impact on our business. These trends principally relate to the rapidly changing area of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed applications for the smart phone and mobile delivery, have aggressively expanded drive-through operations and have developed loyalty programs and data base marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively complete for customers. Further, the major industry participants have continued to strategically discount prices through promotions such as a “dollar menu.” We expect these significant trends will continue.

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure in the remainder of 2021. Beef costs were stable in 2020 and recently have increased by approximately 4% per pound following an increase of approximately 5% in 2019. Given the competitive nature of the fast-food burger restaurant industry, it may be difficult to raise menu prices to fully cover future cost increases. During 2020 and continuing into 2021, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset any food cost increases, due to the competitive state of the restaurant industry.

Labor is a critical factor in operating our stores. In most areas where we operate our restaurants, there historically has been a shortage of suitable labor and recently, securing staff for restaurant has become more challenging. This has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry, but in practically all retail and service industries. It is crucial for the Company to develop and maintain programs to attract and retain quality employees.

Increases in the federally and state mandated minimum wage may also impact our operations. A variety of proposals have been made to increase the federal minimum wage to $15 per hour and state and local governments have, in some cases, implemented minimum wage rates. In North Dakota, the minimum wage is set at the federally mandated minimum wage of $7.25 per hour and the rates are annually adjusted to reflect any increase in cost of living. South Dakota has established a minimum wage of $9.10 per hour which is annually adjusted to increase with the cost of living. Minnesota’s minimum-wage rate for small employers, such as us, is $8.04 per hour. Our hourly employees earn a wage of on average of approximately $12 to $13 per hour. An increase in the minimum wage to $15 per hour would adversely impact our profit margins.

Since March 2020, we have faced the effects of the COVID-19 and its more recent variants as a global pandemic which has been both unpredictable and persistent, The COVID-19 pandemic has adversely affected workforces, customers, economies, and financial markets globally and has disrupted the normal flow the US economy. Our stores have, for the most part, remained open for drive-through business during the last year, however, many businesses experienced a disruption of normal operations. More recently, food service businesses, including ours, have faced challenges in attracting and hiring workers and it is possible the labor shortages may become more acute in the busier summer months.

In 2020 extending through early 2021, many states, including Minnesota, mandated limited public gatherings to halt or delay the spread of disease. Under these emergency orders, essential services remained open, including, but not limited to gas stations, pharmacies, grocery stores, food banks, convenience stores, take-out and delivery restaurants, banks, hospitals, and laundromats. Under the directions limiting public gatherings, regulators generally allowed drive-through restaurant services to remain open. To date, our restaurants have remained open although we have curtailed hours at some stores and have experienced temporary restaurant closures while locations have been cleaned and employees tested. Thus far, we have been able to reopen after two or three days. Local, regional or national governments may, at any time, implement directives that limit or order our business to close or take other measures intended to mitigate the spread of disease. Further, some customers may choose to remain in self-imposed isolation and avoid public gathering places.

While a program to vaccinate a majority of Americans is currently in progress, it is not possible for us to predict the duration or magnitude of the effects of the outbreak and its impact on our business or results of operations at this time. The conditions may influence restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. We expect to continue to navigate an unprecedented time for our business and industry.

As the restrictions on behavior eased with approved vaccines being distributed and administered, all the states in which we operate have lifted mandatory mask mandates and we expect that, in most respects, restaurant industry operations will return to pre-pandemic norms. Our restaurants may revert to more typical pre-pandemic operations and revenues which may result in sales declines from recent levels. We may be subject to additional competition, as many restaurants initiated take home and delivery services during the pandemic and customers may have grown accustomed to a wider range of take-out foods beyond quick-service restaurant (QSR) options, which would negatively impact our revenue.

We continue to monitor the course of the pandemic and its impact on our customer base and the wider country. It is not possible for us to predict the future course of the pandemic in light of a multitude of factors, including the spread of new variants of the original coronavirus disease among the U.S. population and the efficacy of existing treatments and vaccines.

Future conditions may influence restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the foodservice industry. Our principal strategy comprises acquiring multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Though we do not currently plan to do so, under certain circumstances, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. Other key elements of our growth strategy encompass increasing same store sales and introducing a campaign to boost brand awareness.

Expansion Through Acquisitions

We intend to make strategic and opportunistic acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses become available for acquisition frequently and we believe that we may be able to purchase either individual restaurant properties or multi-unit businesses at prices providing an attractive return on our investment. Alternatively, we may acquire operating assets where a franchise program of the acquired foodservice business is concluded by management to be the most appropriate growth plan. We intend to follow a disciplined strategy of evaluating acquisition opportunities that seek to ensure and enable the accretive and efficient acquisition and integration of additional restaurant concepts. Successful execution of our acquisition strategy will allow us to diversify our operations both into other dining concepts and geographic locations.

In evaluating potential acquisitions, we may consider the following characteristics, among others that management considers relevant to each distinct opportunity:

•	the value proposition offered by acquisition targets when comparing the purchase price to the potential return on our investment;
•	established, recognized brands within their geographic footprint;
•	steady cash flow;
•	track records of long-term operating performance;
•	sustainable operating results;
•	geographic diversification; and
•	growth potential.

Assuming we are successful in acquiring new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to both expand the number of locations and to increase comparable store sales and profits, as described below. We anticipate that by leveraging our management services platform, we will be able to achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire one or more restaurant chains or individual units in close proximity to each other, we believe the concentration of operations will provide economic synergies with respect to management functions, marketing and advertising, supply chain assistance, staff training and operational oversight.

Future Development of Additional Burger Time Restaurants

We may, in certain circumstances, consider developing additional Burger Time location. Conditions which might give rise to developing additional Burger Time locations include the opportunity to acquire and convert a property that previously had operated as a fast-food establishment at a highly attractive price in a location that fits naturally within Burger Time’s geographic footprint so that we may share service expenses, including advertising costs.

If we elect to open additional Burger Time restaurants, we expect that development of these restaurants will, based on our experience, require a minimum six to nine months after opening, to achieve the targeted restaurant-level sales and operating margins. In a case where we open a restaurant in new and untested markets, achieving targeted sales may take longer since the local population will not be familiar with our brand and building brand awareness takes time. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, and this pattern is difficult to predict.

Increase Same-Store Sales

Same-store sales growth reflects the change in year-over-year sales for the comparable store base. We intend to deploy a multi-faceted same-store sales growth strategy to optimize restaurant performance. We will apply techniques proven in the restaurant industry to increase same store sales at our Burger Time restaurants and at our acquired properties and to develop new approaches that reflect our corporate character and restaurant composition. We expect to utilize customer feedback and analyze sales data to introduce, test and hone existing and new menu items. In addition, we will investigate utilizing public relations and experiential marketing to engage customers. We expect that our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Increase Brand Awareness

We appreciate that increasing brand awareness is important to the growth of our Company. We will develop and implement forward-looking branding strategies both for our Burger Time concept and for any businesses that we acquire. We will seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. In addition, we intend to develop mobile applications that will allow consumers to find restaurants, order online and earn rewards. We will deploy internet advertising to match specific menu items targeted to specific demographic groups. We will deploy cross-over ads with radio and social media interacting with each other. We expect that our branding initiatives will evolve as we consummate acquisitions of restaurant concepts that appeal to distinct consumer markets in differing geographic areas.

Our ability to acquire or open new restaurants is predicated on the availability of capital for such purposes. We cannot be certain that capital will be available to us on acceptable terms if at all.

Results of Operations for the Thirteen Weeks Ended July 4, 2021, and the Thirteen Weeks Ended June 28, 2020

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended
	July 4, 2021	June 28, 2020

SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	38.1	37.3
Labor costs	26.1	25.5
Occupancy costs	7.0	7.2
Other operating expenses	5.4	4.4
Depreciation and amortization	2.5	1.9
Impairment of assets held for sale	-	4.2
General and administrative	4.9	4.9
Total costs and expenses	84.0	85.4
Income from operations	16.0	14.6
INTEREST EXPENSE	(3.8)	(2.3)
INTEREST INCOME		2.7
OTHER INCOME (PAYROLL PROTECTION GRANT)	-	19.5
INCOME TAXES	(3.5)	(6.2)
NET INCOME	8.7%	28.3%

Net Revenues:

Net sales for fiscal second quarter of 2021 decreased $13,655 to $2,382,683 from $2,396,338 in fiscal 2020. Sales in 2021 have continued to be strong. We have held most of the gains realized during the period of significant dining restrictions resulting in a favorable impact on drive-through locations. This continuing trend has led to an increase in consumers choosing Burger Time as a meal alternative.

Restaurant unit sales for the 13-week period ranged from a low of approximately $154,000 to a high of approximately $312,500 and average sales for each Burger Time unit during the period was approximately $237,200 in 2021 essentially unchanged from the same period in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for second quarter of fiscal 2021 increased as a percentage of sales to 38.1% of restaurant sales from 37.3% of restaurant sales in the second quarter of fiscal 2020. This increase was the net result of inflationary pressures of certain items, a favorable six-month verbal fixed price arrangement on the price of ground beef patties at $2.51 per pound which more recently has increased to $2.61 per pound, offset by the impact of a price increase taken at the end of second quarter in 2020 fully realized in 2021.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charges and depreciation and amortization) as a percent of restaurant sales increased to 76.6% of sales in the second fiscal quarter of 2021 from 74.4% in similar period of fiscal 2020. This was due to the net effect of the higher cost incurred for personal protection equipment, the impact of the 2020 price increase, offset by tighter labor markets and the matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For the second quarter of fiscal 2021, labor and benefits costs increased slightly by $10,529 to $621,227 and increased as a percentage of sales to 26.1% of restaurant sales from 25.5% of restaurant sales in fiscal 2020. The increase in the percentage was the result of tighter labor markets leading to higher hourly wage costs offset by the leveraging of existing staffing. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the second fiscal quarter of 2021, occupancy and other expenses increased $14,430 to $295,978 (12.4% of sales) in 2021 from 11.6% of sales in similar period in 2020.

Depreciation and Amortization Expense:

For second fiscal quarter of 2021, depreciation and amortization increased $12,458 to $58,558 (2.5% of sales) from $46,100 (1.9% of sales) in the second quarter of fiscal 2020.

General and Administrative Costs

General and administrative costs decreased $1,303 from $116,947 (4.9% of sales) to $115,644 (4.9% of sales) in the second fiscal quarter of 2021.

Income from Operations

The income from operations for the 13 week-period was $382,516 in fiscal 2021 compared to an income from operations of $350,156 in similar period in 2020. The increase in the percentage of income from operations to 16.0% in fiscal 2021 compared to 14.6% fiscal 2020 was principally the result of a $100,000 impairment charge in the 2020 period to reduce the carrying value of property held for sale and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	13 Weeks Ended,
	July 4, 2021	June 28, 2020
Revenues	$2,382,683	$2,396,338
Reconciliation:
Income from operations	$382,516	$350,156
Depreciation and amortization and impairment charge	58,558	146,100
General and administrative, corporate level expenses	115,644	116,947
Restaurant-level EBITDA	$556,718	$613,203
Restaurant-level EBITDA margin	23.4%	25.6%

Our Results of Operations for the Twenty-Six Weeks Ended July 4, 2021 and the Twenty-Six Weeks Ended June 28, 2020

	26 Weeks Ended,
	July 4, 2021	June 28, 2020
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	37.9	38.8
Labor costs	27.5	29.6
Occupancy costs	7.0	9.0
Other operating expenses	5.8	5.2
Depreciation and amortization	2.6	2.4
Impairment of assets held for sale	-	2.7
General and administrative	5.1	5.0
Total costs and expenses	85.9	92.8
Income from operations	14.1	7.2
INTEREST EXPENSE	(3.0)	(2.5)
INTEREST INCOME	-	1.7
OTHER INCOME – PAYROLL PROTECTION GRANT	-	12.6
INCOME TAXES	(3.1)	(4.0)
NET INCOME	8.0%	15.1%

Net Revenues:

Net sales for 26-week period representing the first half of fiscal 2021 increased $623,787 or 16.9% to $4,323,555 from $3,699,768 in fiscal 2020. The increase in sales was principally the result of favorable impact in the first half of the 26-week period the government shutdown restrictions on social gatherings for dining alternatives resulting in consumers choosing Burger Time as a meal alternative combined with generally favorable weather conditions during the period.

Restaurant sales for the 26-week period for our Burger Time locations ranged from a low of approximately $280,300 to high of approximately $587,600 and average sales for each Burger Time unit during the period was approximately $438,200 in 2021 an increase from approximately $382,300 in same 26-week period in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2021 decreased as a percentage of sales to 37.9% from 38.8% of restaurant sales in the similar period in 2020. This decrease was mainly due to combined effects of second half 2020 menu price increase and the overall increase in business activity supported by a relatively stable market for ground beef and other products. Average beef prices paid by the Company were approximately of $2.51 per pound in 2021 which was unchanged from 2020 contributing to an improved gross margin.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charge and depreciation and amortization) as a percent of restaurant sales declined to 78.2% of sales in 2021 from 82.6% in fiscal 2020. This was due primarily to the increase in sales activity and its impact as further discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For the first half of fiscal 2021, labor and benefits costs decreased to 27.5% of restaurant sales from 29.6% of restaurant sales in the fiscal 2020 period. The Company was able to favorably leverage staffing levels against the significant increase in volume during the second half of the period. While the hiring markets have become more challenging in terms of filling open positions, the Company continued to benefit from limited turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the first 26 weeks of fiscal 2021, occupancy and other expenses increased $30,428 or 12.8% of sales to $555,735 from $525,307 (14.2% of restaurant sales) in the similar period in 2020 many of these costs are fixed and the lower percentage reflect the increase in restaurant sales, this was offset by an increased focus on maintenance projects resulting from very high volume at our stores impacting our major systems such as HVAC and refrigeration.

Depreciation and Amortization Expense:

Depreciation and amortization expense in the first half of fiscal 2021 increased by $22,474 to $113,394 (2.6% of sales) from $90,920 (2.4% of sales) in the first half of fiscal 2020 and is the result of capital additions at several of our locations.

General and Administrative Costs

General and administrative costs increased 20.6%, or $37,819, from $183,163 (5.0% of sales) in the first half of fiscal 2020 to $220,982 (5.1% of sales) for the first half of fiscal 2021.

Income from Operations

Income from operations was $610,672 in the first half of fiscal 2021 compared to $270,379 in the first half of fiscal 2020. The change in income from operations in the first half of fiscal 2021 compared to fiscal 2020 was due primarily to the impact of the 2020 impairment charge, continued robust sales activity and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	26 Weeks Ended,
	July 4, 2021	June 28, 2020
Revenues	$4,323,555	$3,699,768
Reconciliation:
Income from operations	$610,672	$270,379
Depreciation and amortization and impairment charge	113,394	190,920
General and administrative, corporate level expenses	220,982	183,571
Restaurant-level EBITDA	$945,048	$644,462
Restaurant-level EBITDA margin	21.8%	17.4%

Liquidity and Capital Resources

Since March of 2020, the COVID-19 pandemic has had a positive impact of the Company’s sales and liquidity. For the 26 weeks ended July 4, 2021, the Company earned an after-tax profit of $347,440. On July 4, 2021, the Company had $1,720,917 in cash and working capital of $898,303 an increase of $526,610 from January 3, 2021. The is partially the result of Company completing a refinancing of the mortgages covering all its Burger Time properties including approximately $185,000 of current maturities of long-term debt from the Company’s which was included in the long-term refinancing. In the 13-week period ending July 4, 2021, the Company continued to benefit from excellent results and positive operating cash flow even as government restriction on dining requirement were eased.

COVID-19, and its variants, including what has been described as the fast-spreading “Delta” variant, likely will to continue to have a significant impact on the United States economy. It is difficult to predict either the ultimate impact of the COVID-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the food service industry and on Company’s operating results and financial condition as the situation is evolving.

In May 2020, the Company received pandemic-related loans totaling $487,900. Included in that amount was $460,400 borrowed under the Small Business Administration’s Paycheck Protection Program (“PPP”). Under the terms of the program, the loans were forgiven in 2021. The SBA’s forgiveness of the PPP is accounted for as a “grant” and $466,400 was reflected as “Other Income” in the second quarter of 2020. Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program which under certain circumstance, may become a grant.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with or complimentary to our business. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred in the future and possibly increase. Our primary sources of liquidity and cash flows are operating cash flows and cash on hand. We use this to service debt and to maintain our stores to operate in an efficient manner, and to increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale, or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in 2020 included $466,758 of “other income” in operating cash flow which did not reoccur in 2021 contributing to a decline in cash flow from operations in the first six months of 2021 compared to 2020. As a result of the strong sales increase over the prior year, we generated $496,251 in cash flow for operations in the 26-week period ending July 4, 2021. The winter months have historically been seasonally the slowest part of the Company’s business generating a lower level of cash flow in comparison to the balance of the year.

Cash Flows Used in Investing Activities

In 2020 through the second quarter of 2021 the Company has focused on its primary business and building its working capital reserves.

Cash Flows Used in Financing Activities

A significant portion of the Company’s cash flow is allocated to service the Company’s debt.

Contractual Obligati

As of July 4, 2021, we had $3,268,000 in contractual obligations relating principally to amounts due under mortgages on the real property on which are stores are situated. Our monthly required payment is approximately $24,000. In the second quarter of fiscal 2021, the Company refinanced most of its outstanding mortgage debt with a new lender lowering its nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. All of our significant accounting policies are disclosed in our Form 10-K for the fiscal year ended January 3, 2021.

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

As of July 4, 2021, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: August 18, 2021	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

