Form 10-Q
period 2021-10-03
BT Brands, Inc.
filed 2021-11-17
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 3, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	91-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Main Avenue West, Suite 2D, West Fargo, ND	58078
(Address of principal executive offices)	(Zip Code)
(701) 277-0080
(Registrant’s telephone number, including area code)
NONE
(Former name former address and former fiscal year if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.002 per share	BTBD	The NASDAQ Stock Market
warrants to purchase common stock	BTBDW	The NASDAQ Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

At November 16, 2021, there were 6,447,506 shares of common stock outstanding.

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

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 3, 2021 (Unaudited)	January 3, 2021
ASSETS
CURRENT ASSETS
Cash	$2,078,812	$1,321,244
Receivables	31,751	19,030
Inventory	69,443	60,576
Prepaid expenses and other current assets	66,366	5,348

Total current assets	2,246,372	1,406,198

PROPERTY AND EQUIPMENT, net	1,546,038	1,632,457
LAND AND BUILDINGS HELD FOR SALE	258,751	258,751
INVESTMENT IN RELATED COMPANY	75,000	75,000
OTHER ASSETS, net	15,200	16,759

Total assets	$4,141,361	$3,389,165

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$178,611	$245,306
Accounts payable	419,007	270,487
Accrued expenses	304,598	420,734
Income taxes payable	177,088	97,978

Total current liabilities	1,079,304	1,034,505

LONG-TERM DEBT, less current maturities	3,005,113	2,938,983
DEFERRED INCOME TAXES	176,000	118,000
Total liabilities	4,260,417	4,091,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at October 3, 2021 and January 3, 2021	-	-
Common stock, $.002 par value, 50,000,000 authorized, 4,047,506 shares outstanding at October 3, 2021 and January 3, 2021	8,095	8,095
Additional paid-in capital	497,671	497,671
Accumulated deficit	(624,822)	(1,208,089)

Total shareholders' deficit	(119,056)	(702,323)

Total liabilities and shareholders' deficit	$4,141,361	$3,389,165

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	39 Weeks Ended,		13 Weeks Ended,
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

SALES	$6,604,554	$6,074,222	$2,280,999	$2,374,454

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,580,224	2,299,989	944,171	863,997
Labor costs	1,794,499	1,718,703	607,780	624,696
Occupancy costs	436,196	504,142	132,542	170,109
Other operating expenses	355,024	313,101	102,943	121,827
Depreciation and amortization	173,799	140,588	60,405	49,668
Impairment of assets held for sale	-	100,000	-	-
General and administrative	295,397	371,455	74,415	188,292

Total costs and expenses	5,635,139	5,447,978	1,922,256	2,018,589

Income from operations	969,415	626,244	358,743	355,865

INTEREST EXPENSE	(161,148)	(136,347)	(32,916)	(45,188)
INTEREST INCOME	-	92,707	-	28,507
OTHER INCOME	-	466,758	-	-

INCOME BEFORE TAXES	808,267	1,049,362	325,827	339,184

PROVISION FOR INCOME TAXES	(225,000)	(234,000)	(90,000)	(85,000)

NET INCOME	$583,267	$815,362	$235,827	$254,184

NET INCOME PER COMMON SHARE -
Basic and Diluted	$0.14	$0.20	$0.06	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN COMPUTING PER COMMON SHARE AMOUNTS -
Basic and Diluted	4,047,506	4,047,506	4,047,506	4,047,506

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated
For the 39-week periods -	Shares	Amount	Capital	(Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)
Shares issued for fractional holdings	4	-	-	-	-
Net income	-	-	-	583,267	583,268

Balances, October 3, 2021	4,047,506	$8,095	$497,671	$(624,822)	$(119,056)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, December 29, 2019	4,047,506	$8,095	$497,671	$(1,902,081)	$(1,396,315)
Net income	-	-	-	815,362	815,362

Balances, September 27, 2020	4,047,506	$8,095	$497,671	$(1,086,719)	$(580,953)

			Additional
	Common Stock		Paid-in	Accumulated
For the 13-week periods -	Shares	Amount	Capital	(Deficit)	Total

Balances, July 4, 2021	4,047,506	$8,095	$497,671	$(860,649)	$(354,883)
Net income	-	-	-	237,827	235,828

Balances, October 3, 2021	4,047,506	$8,095	$497,671	$(624,822)	$(119,056)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, June 28, 2020	4,047,506	$8,095	$497,671	$(1,340,903)	$(835,137)
Net income	-	-	-	254,184	254,184

Balances, September 27, 2020	4,047,506	$8,095	$497,671	$(1,086,719)	$(580,953)

See Notes Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended	39 Weeks Ended
	October 3, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$583,267	$815,362
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	173,799	140,588
Amortization of debt issuance cost included in interest expense	55,555	3,882
Deferred taxes	58,000	(10,000)
Payment on in-kind interest	-	39,368
Impairment of assets held for sale	-	100,000
Changes in operating assets and liabilities -
Receivables	(12,721)	(6,365)
Inventory	(8,867)	(1,186)
Prepaid expenses and other current assets	(29,195)	6,303
Accounts payable	148,520	70,999
Unearned vendor rebate	-	(3,668)
Accrued expenses	(116,136)	681
Income taxes payable	79,110	233,000
Net cash provided by operating activities	931,332	1,388,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,821)	(57,736)
Proceeds on notes due from related entity	-	104,000
Net cash provided by (used in) investing activities	(85,821)	46,264
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,107,100	77,500
Principal payments on long-term debt	(3,113,521)	(377,566)
Payment of debt issuance costs	(49,699)	-
Payment of deferred offering costs	(31,823)	-
Net cash used in financing activities	(87,943)	(300,066)

CHANGE IN CASH	757,568	1,135,162

CASH, BEGINNING OF PERIOD	1,321,244	258,101

CASH, END OF PERIOD	$2,078,812	$1,393,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$127,800	$93,096
Transfer of property and equipment to assets held for sale	$-	$189,640
Cash paid for Income taxes	$88,006	$-

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

The accompanying Condensed Consolidated Balance Sheet as of October 3, 2021, does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 3, 2021, and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended January 3, 2021.

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

Business

The Company currently operates company-owned fast-food restaurants called Burger Time. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana during 2018 which is listed for sale. There were a total of ten operating restaurants on October 3, 2021.

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

Assets Held for Sale

From time-to-time the Company may sell an existing operating unit or may close an operating unit and list the property for sale. The carrying value of property in the St. Louis area was fully reserved for in 2020. In September of 2018 the Company closed an operating Burger Time unit in Richmond, Indiana and the Richmond property is listed for sale. In the second quarter of fiscal 2019 it was concluded to record a charge of $93,488 for impairment of the value of the Richmond location and in the second quarter of 2020 an additional $100,000 impairment charge was recorded. The Company believes the Richmond property will be sold at or above its current carrying cost of assets held for sale.

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted, as necessary. The Company estimates a current tax provision for federal and state income taxes at the combined statutory rate of 27.5%

The Company currently has no accrued interest or penalties relating to any income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception and all periods since inception remain open for examination.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 3, 2021	January 3, 2021
Land	$485,239	$485,239
Equipment	2,566,295	2,497,576
Buildings	1,322,085	1,306,896

Total property and equipment	4,373,619	4,289,711
Accumulated depreciation	(2,568,830)	(2,398,503)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$1,546,038	$1,632,457

Depreciation expense for the 39-week periods in 2021 and 2020 was $172,261 and $139,313, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 3, 2021	January 3, 2021
Accrued real estate taxes	$103,129	$106,935
Accrued bonus compensation	7,000	162,000
Accrued payroll	93,217	56,139
Accrued payroll taxes	9,699	8,519
Accrued sales taxes payable	59,897	66,632
Accrued vacation pay	17,663	19,657
Other accrued expenses	13,993	852

	$304,598	$420,734

NOTE 4 – LONG TERM DEBT

The Company’s long-term debt is as follows:

	October 3, 2021	January 3, 2021

Notes payable to bank with interest at 4.75%. Secured by eight of the Company's locations and the personal guaranty of a Company shareholder. These notes were paid in full on June 27, 2021.	$-	$2,884,650

Three notes payable to bank dated June 28, 2021 due in monthly installments totaling $22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45% . These notes mature on June 28, 2036. The notes are secured by mortgages covering the Company's ten operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	3,076,200	-

Note payable to bank dated December 28, 2018 due in monthly installments of $1,644 through December 31, 2023 which includes principal and interest at a fixed rate of 5.50%. This note is secured by the West St. Paul location and the personal guaranty of a shareholder of the Company. This note was paid in full on April 6, 2021.	-	185,219

Notes payable to bank dated November 10, 2016 payable in monthly installments of $1,331 which includes principal and interest at 4%, the interest rate is subject to adjustment based on 5-year Treasury Note rate 2021 and cannot be be less than 4%. This note is secured by property held for sale in Richmond Indiana and the personal guaranty of a shareholder of the Company.	133,318	141,125

Minnesota Small Business Emergency Loan dated April 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	23,375	27,500
	3,232,893	3,238,494
Less - unamortized debt issuance costs	(48,349)	(54,205)
Current maturities	(178,611)	(245,306)
Total	$3,005,933	$2,938,983

NOTE 5 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000 (“Notes”). The Company’s CEO, Gary Copperud, is Chairman of the Board of Directors of NGI and the Company’s Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud, and a limited liability company controlled by him together own 34% of the outstanding equity of NGI. On March 2, 2020, the Notes, were modified and the maturity extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of common stock in Next Gen Ice from the founders of NGI representing 2% of NGI shares outstanding. The Company also holds warrants to purchase 358,000 shares of common stock at a price of $1.00 per share through March 31, 2023. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. This amount was also recorded at a discount to the note receivable and was recognized as interest income over the extended term of the Notes. The Company has determined that its investment in NGI does not have a readily determinable market value and therefore is carried at the cost determined by the Company at the time the shares and warrants were received. The Notes were repaid in August 2020, with interest, and currently there are no outstanding amounts due to the Company from NGI.

NOTE 6 – CONTINGENCIES

During its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 7 – SUBSEQUENT EVENT

Effective November 12, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC. and Joseph Gunnar & Company, LLC as representatives of an Underwriting Group to purchase 2,400,000 units, each unit consisting of one share of Common Stock and one five-year stock purchase warrant to purchase an additional share at $5.50 per share. Under the Underwriting Agreement, the gross proceeds to the Company are approximately $4.55 per share after deducting underwriting discounts and expenses. The Company also granted to the Underwriters an “overallotment option” wherein the Underwriters were granted the option to purchase an additional 300,000 units for 30 days following the offering. We estimate that the net proceeds from the sale of the units, after deducting underwriting discounts and commissions and estimated offering expenses incurred by us, will be approximately $10,665,000.  If the underwriters fully exercise the over-allotment option, the net proceeds will be approximately $12,321,000.

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

Our Burger Time operating principles include: (i) offering a “Bigger Burger” to deliver our customers “more good food for your money”; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Operationally, we take several steps to maintain efficiency, including maintaining inventory of $5,000 to $15,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food)..

Our average customer transaction increased by 4% in the first nine months of fiscal 2021 compared to 2020 and currently is approximately $11.90. This recent increase is principally because of a menu price increase implemented in the middle of 2020. Our sales trends are influenced by many factors, including the COVID pandemic, which had been a positive for our sales, however, the environment is challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

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

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure in the remainder of 2021. Beef costs were stable in 2020 and recently have increased by approximately 13.7% per pound following an increase of approximately 5% in 2019. Given the competitive nature of the fast-food burger restaurant industry, in response to recent commodity price increases, we are planning to implement a price increase in the fourth quarter of 2021, however, it may be difficult to raise menu prices to fully cover future cost increases. During 2020 and continuing into 2021, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be achieved through operational improvements, equipment advances and increased volumes to help offset any food cost increases due to the competitive state of the restaurant industry.

The general state of the economy influences restaurant customer traffic, our ability to staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants sre ordered to close, or we may be forced to implement temporary voluntary closures or impose restrictions on operations as a result of a shortage in available workers. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the foodservice industry. Our principal strategy is to acquire multi-unit restaurant concepts and individual restaurant properties at attractive multiples of earnings. Though we do not currently plan to do so, under certain circumstances, we may develop additional Burger Time locations through the acquisition and conversion of existing properties. Other key elements of our growth strategy encompass increasing same store sales and boosting brand awareness.

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

Future Development of Additional Burger Time Restaurants

We may consider developing additional Burger Time location. Conditions which might give rise to developing additional Burger Time locations include the opportunity to acquire and convert a property that previously had operated as a fast-food establishment at a highly attractive price in a location that fits naturally within Burger Time’s geographic footprint so that we may share service expenses, including advertising costs.

If we elect to open additional Burger Time restaurants, we expect that development of these restaurants will, based on our experience, require a minimum six to nine months after opening to achieve the targeted restaurant-level sales and operating margins. In a case where we open a restaurant in new and untested markets, achieving targeted sales may take longer since the local population will not be familiar with our brand and building brand awareness takes time in a new an untested market. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, and this pattern is difficult to predict.

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

Results of Operations for the Thirteen Weeks Ended October 3, 2021, and the Thirteen Weeks Ended September 27, 2020

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	October 3, 2021	September 27, 2020

SALES	100.0%	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	41.4	36.4
Labor costs	26.6	26.3
Occupancy cost	5.8	7.2
Other operating expenses	4.5	5.1
Depreciation and amortization	2.6	2.1
General and administrative	3.3	7.9
Total costs and expenses	84.2	85.0
Income from operations	15.8	15.0
INTEREST EXPENSE	(1.4)	(1.9)
INTEREST INCOME	-	1.2
INCOME TAXES	(3.9)	(3.6)
NET INCOME	10.5%	10.7%

Net Revenues:

Net sales for fiscal third quarter of 2021 decreased $93,455 to $2,280,999 from $2,374,454 in fiscal 2020. Sales in 2021 have continued to be strong relative to the 2019 the pre-pandemic level. We have maintained the majority of the gains realized during the period of significant dining restrictions at the height of the pandemic which contributed to a continuing favorable impact on drive-through locations. This trend has led to an increase in consumers choosing Burger Time as a meal alternative.

Restaurant gross unit sales at the Company’s nine Burger Time locations for the 13-week period ranged from a low of approximately $147,000 to a high of approximately $298,000 and average sales for each Burger Time unit during the period was approximately $227,000 in 2021 a decline of approximately $10,000 from the same period in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for third quarter of fiscal 2021 increased as a percentage of sales to 41.4% of restaurant sales from 36.4% of restaurant sales in the third quarter of fiscal 2020. This increase was the net result of inflationary pressures of certain items, a favorable six-month verbal fixed price arrangement on the price of ground beef patties at $2.51 per pound which, more recently, has increased to $2.95 per pound, increases in cost have been mitigated by the impact of a price increase taken at the end of second quarter in 2020 fully realized in 2021 we are planning to implement a menu price increase in the fourth quarter of 2021 to, in part, offset increasing costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charges and depreciation and amortization) as a percent of restaurant sales decreased to 36.9% of sales in the third fiscal quarter of 2021 from 38.6% in similar period of fiscal 2020. This was due to the net effect of improved utilization of store labor, offset by by higher cost incurred for personal protection equipment, a tighter labor markets and the matters discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below all of which were offset by the midyear 2020 price increase.

Labor Costs:

For the third quarter of fiscal 2021, labor and benefits costs increased slightly as a percentage of sales to 26.6% of restaurant sales from 26.3% of restaurant sales in fiscal 2020. The increase in the percentage was the result of tighter labor markets leading to higher hourly wage costs offset by the leveraging of existing staffing. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Expenses

For the third fiscal quarter of 2021, occupancy and other expenses decreased slightly to $235,485 (10.3% of sales) from $291,936 (12.3% of sales) in 2020. The decrease is the result of a reduction in one time maintenance charges incurred in 2020.

Depreciation and Amortization Expense:

For third fiscal quarter of 2021, depreciation and amortization increased $10,737 to $60,405 (2.6% of sales) from $49,668 (2.1% of sales) in the third quarter of fiscal 2020.

General and Administrative Costs

General and administrative costs decreased $113,887 from $188,292 (7.9% of sales) to $74,415 (3.3% of sales) in the third fiscal quarter of 2021. The decline is, in part, the result of a decrease in corporate staff during the 2021 period. The Company expects to fill a vacant position during the fourth quarter.

Income from Operations

The income from operations for the 13-week period was $358,743 in fiscal 2021 compared to an income from operations of $355,865 in the similar period in 2020. The increase in the percentage of income from operations to 15.8% in fiscal 2021 from 15.0% in fiscal 2020 was the result of higher input costs resulting from inflationary pressures in the marketplace offset by a significant decline in General and Administrative costs.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with Generally Accepted Accounting Principles, (GAAP), the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, to investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for, or superior to, operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

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

	13-Week Period
	October 3, 2021	September 27, 2020
Revenues	$2,280,999	$2,374,454
Reconciliation:
Income from operations	358,743	355,865
Depreciation and amortization	60,405	49,668
General and administrative, corporate level expenses	74,415	188,292
Restaurant-level EBITDA	493,563	593,825
Restaurant-level EBITDA margin	21.6%	25.0%

Results of Operations for the Thirty-Nine Weeks Ended October 3, 2021, and the Thirty-Nine Weeks Ended September 27, 2020

The following table sets forth, for the fiscal periods indicated, our Condensed Statements of Operations expressed as percentage of total revenues. Percentages below may not reconcile because of rounding.

	39 Weeks Ended,
	October 3, 2021	September 27, 2020

SALES	100.0%	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	39.1	37.9
Labor costs	27.2	28.3
Occupancy costs	6.6	8.3
Other operating expenses	5.4	5.2
Depreciation and amortization	2.6	2.3
Impairment of assets held for sale	-	1.6
General and administrative	4.5	6.1
Total costs and expenses	85.3	89.7
Income from operations	14.7	10.3
INTEREST EXPENSE	(2.4)	(2.2)
INTEREST INCOME	-	1.5
OTHER INCOME (PAYROLL PROTECTION GRANT)	-	7.7
INCOME TAXES	(3.4)	(3.9)
NET INCOME	8.8%	13.4%

Net Revenues:

Net sales for the 39-week period representing the first three quarters of fiscal 2021 increased $530,332 or 8.7% to $6,604,554 from $6,074,222 in fiscal 2020. The increase in sales was principally the result of moderating but still favorable impact in the first half of the 39-week period of the consumer response to the pandemic resulting in consumers choosing Burger Time as a meal alternative combined with generally favorable weather conditions during the period.

Gross restaurant sales for the 39-week period for our nine Burger Time locations ranged from a low of approximately $418,000 to high of approximately $886,000 and average sales for each Burger Time unit during the period was approximately $617,000 in 2021 an increase from approximately $556,000 in same 39-week period in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for the 39-week period representing the first three quarters of fiscal 2021 increased as a percentage of sales to 39.1% from 37.9% of restaurant sales in the similar period in 2020. This increase was mainly due to inflationary pressures in the general economy increasing product cost . Average beef prices paid by the Company were approximately of $2.51 per pound in 2021 which was unchanged from 2020. Although, near the end of the period beef prices increased 13.7% per pound which we expect will impact fourth quarter results to some degree.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants, but do not include general and administrative costs, impairment charge, depreciation, and amortization) as a percent of restaurant sales declined to 39.2% of sales in the 2021 period from 41.8% in the fiscal 2020 period. This was due primarily to the increase in sales activity and its impact as further discussed in the “Cost of Sales,” “Labor Costs,” “Occupancy and Other Operating Cost” sections below.

Labor Costs

For the 39-week period representing the first three quarters of fiscal 2021, labor and benefits costs decreased to 27.2% of restaurant sales from 28.3% of restaurant sales in the fiscal 2020 period. The Company was able to favorably leverage staffing levels against the significant increase in volume during the second half of the period. While the hiring markets have become more challenging in terms of filling open positions, the Company continued to benefit from limited turnover in its unit restaurant management which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable in nature, meaning that they do not decrease proportionally to decreases in revenue, thus they may increase as a percentage of restaurant sales when there is a decrease in restaurant sales conversely in tight labor markets occasionally the labor percentage cost decreases significantly as managers help fill spot shortages in staff.

Occupancy and Other Operating Expenses

For the first 39 weeks of fiscal 2021, occupancy and other expenses increased $28,225 to $791,220 (12.0% of sales) from $817,243 (13.5% of restaurant sales) in the similar period in 2020. Many of these costs are fixed and the lower percentage reflect the increase in restaurant sales, this was offset by an increased focus on maintenance projects resulting from high volume at our stores impacting our major systems such as HVAC and refrigeration.

Depreciation and Amortization Expense:

Depreciation and amortization expense in the first three quarters of fiscal 2021 increased by $33,211 to $173,799 (2.6% of sales) from $140,588 (2.3% of sales) in the fiscal 2020 period and is the result of capital additions at several of our locations.

General and Administrative Costs

General and administrative costs decreased 25.7%, or $76,058, from $371,455 (6.1% of sales) in the first three quarters of fiscal 2020 to $295,397 (4.5% of sales) for the fiscal 2021 period. In part from the result of lower management headcount

Income from Operations

Income from operations was $969,415 in the 39-week period of fiscal 2021 compared to $626,244 in the fiscal 2020 period. The change in income from operations in the fiscal 2021 period compared to fiscal 2020 was due primarily to the impact of the 2020 impairment charge, continued robust sales activity and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

	39-Week Period
	October 3, 2021	September 27, 2020
Revenues	$6,604,554	$6,074,222
Reconciliation:
Income from operations	969,415	626,244
Depreciation and amortization	173,799	140,588
General and administrative, corporate level expenses	295,397	371,455
Restaurant-level EBITDA	1,438,611	1,138,287
Restaurant-level EBITDA margin	21.8%	18.7%

Liquidity and Capital Resources

Since March of 2020, the Covid-19 pandemic has had a positive impact of the Company’s sales and liquidity. For the 39 weeks ended October 3, 2021, the Company earned an after-tax profit of $583,268. On October 3, 2021, the Company had $2,078,812 in cash and working capital of $1,1760,68 an increase of $765,794 from January 3, 2021. The increase is partially the result of Company completing a refinancing of the mortgages covering all its Burger Time properties including approximately $185,000 of current maturities of long-term debt which was included in the long-term refinancing. In the 39-week period ending October 3, 2021, the Company continued to benefit from excellent results and positive operating cash flow even as government restrictions on inside dining were eased.

Covid-19, and its variants, the various variants, likely will to continue to have a significant impact on the United States economy. It is difficult to predict either the ultimate impact of the COVID-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the food service industry and on Company’s operating results and financial condition as the situation is evolving.

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

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with or complimentary to our business. Our operations do not require significant working capital, and, like many restaurant companies, we able operate with negative working capital. We anticipate that working capital deficits may be incurred in the future. Our primary sources of liquidity and cash flows are operating cash flows and cash on hand. We use this to service debt and to maintain our stores to operate in an efficient manner, and to increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale, or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in 2020 included $466,758 of Paycheck Protection loan forgiveness “other income” in operating cash flow which did not reoccur in 2021 contributing to a decline in cash flow from operations in the first six months of 2021 compared to 2020. As a result continued strong sales over the prior year, we generated $931,322 in pre-tax cash flow from operations in the 39-week period ending October 3, 2021. The winter months have historically been seasonally the slowest part of the Company’s business generating a lower level of cash flow in comparison to the balance of the year.

Cash Flows Used in Investing Activities

In 2020 through the third quarter of 2021 the Company has focused on its primary business and building its working capital reserves.

Cash Flows Used in Financing Activities

A significant portion of the Company’s cash flow is allocated to service the Company’s debt.

Contractual Obligations

As of October 3, 2021, we had approximately $3,210,000 in contractual obligations relating principally to amounts due under mortgages on the real property on which are stores are situated. Our monthly required payment is approximately $24,000. At the end the second quarter of fiscal 2021, the Company refinanced most of its outstanding mortgage debt with a new lender lowering its nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with any of our suppliers to manage these risks. Beef is our largest single food purchase and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. Assuming there was no corresponding menu price increase, a ten percent increase in the cost of beef would result in approximately $150,000 of additional food costs for the Company annually.

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

Off-Balance Sheet Arrangements

During the periods presented, and currently, we do not have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

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

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 3, 2021, the Company did not sell any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 12, 2021, the Company entered into an Underwriting Agreement with Maxim Group LLC and Joseph Gunnar & Company, LLC to purchase 2,400,000 units, each unit consisting of one share of common stock and one five-year warrant to purchase a share of common stock at an exercise price of $5.50 per share. Pursuant to the Underwriting Agreement, the gross proceeds to the Company will be approximately $4.55 per share after deducting underwriting discounts and expenses. The Company also granted to the underwriters an option to purchase an additional 360,000 units for 30 days following the closing of the offering. We estimate that the net proceeds from the sale of the units, after deducting underwriting discounts and commissions and estimated offering expenses incurred by us, will be approximately $10,665,000.  If the underwriters fully exercise the over-allotment option, the net proceeds will be approximately $12,321,000. We expect the offering to close on November 16, 2021.

ITEM 6. EXHIBITS

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

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

BT BRANDS, INC.

Date: November 16, 2021	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

