Form 10-K
period 2022-01-02
BT Brands, Inc.
filed 2022-03-17
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  January 2, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-233233

BT BRANDS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D West Fargo, North Dakota	58078
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.002 par value	BTBD	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	BTBDW	The NASDAQ Stock Market LLC

Registrant’s telephone number, including area code: (307) 291-9885

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 4, 2021, the aggregate market value of common shares held by non-affiliates (computed by reference to the $5 public offering price for units consisting of one common share and one stock purchase warrant) was approximately $9,709,000.

At March 15, 2022, there were 6,461,118 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2021 was the 52 weeks ending on January 2, 2022, and fiscal 2020 was the 53-week period ending January 3, 2021. All references to years in this report refer to the fiscal years described above.

All outstanding common share and per share data presented in this Annual Report on Form 10-K (“Annual Report”) reflect the effect of a 1-for-2 common shares reverse stock split effective as of January 25, 2021.

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

These forward-looking statements relate to future events or our future financial performance and are based on our present beliefs and assumptions, as well as the information currently available to us. They involve known and unknown risks, uncertainties, and other factors that may cause our results, activity levels, performance, cash flows, financial position, or achievements to differ materially from those expressed or implied by these statements. Forward-looking statements may be introduced by or contain terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, activity levels, performance, cash flows, financial position, or achievements. Accordingly, we caution you not to place undue reliance on any forward-looking statements we may make.

Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:

•	capital requirements and the availability of capital to fund our growth and to service our existing bank debt;
•	difficulties executing our growth strategy, including completing profitable acquisitions;
•	our anticipated use of the net proceeds from this offering;
•	economic uncertainties and business interruptions resulting from the coronavirus global pandemic and its aftermath;
•

as restrictions related to the global pandemic are removed, and dining and economic activities normalize, it will be difficult for us to maintain recent sales gains, and we will likely experience a decline in comparable-store sales;

•

all risks of acquiring an existing restaurant business, including identifying a suitable target, completing comprehensive due diligence, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions;

•	difficulties in increasing restaurant revenue and comparable restaurant sales;
•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;
•	changes in management, loss of key personnel, or an inability to attract, hire, integrate and retain skilled personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulation;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions and adverse weather and other unforeseen conditions, especially in the north-central United States where most of our restaurants currently are located;
•	inadequately protecting our intellectual property or breaches of security of confidential consumer information; and

These risks and other factors described elsewhere in this Annual Report, as well as in other filings we make with the Securities and Exchange Commission or SEC. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made. We undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge, and it is impossible to predict all factors affecting our business and prospects.

PART I

Item 1. Business.

In this Annual Report, and unless otherwise indicated, the terms “BT Brands,” the “Company,” “we,” “us,” “our,” “our Company,” and “our business” refer to BT Brands, Inc. together with its consolidated subsidiaries.

The following discussion should be read in conjunction with our consolidated financial statements, and related notes included elsewhere in this Annual Report. Due to rounding, figures in tables may not sum exactly.

Overview of Our Company

We own and operate fast-food restaurants in the north-central United States and are seeking to expand into other regions and other foodservice businesses. We currently own and operate nine Burger Time restaurants in Minnesota, North Dakota, and South Dakota and a Dairy Queen franchise in Ham Lake, Minnesota. Our plan is to purchase one or more existing restaurant businesses.

Our operating principles for Burger Time include: (i) offering a “Bigger Burger” to deliver our customers “more good food for your money”; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system at our restaurants that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. We currently serve the drive-thru and take-out segment of the restaurant industry.

We operate in the fast-food hamburger category of the quick service restaurant, or QSR, a restaurant industry segment. Fast-food restaurants are characterized by limited menus, limited or no table service, and fast service. According to IBISWorld, there are nearly 200,000 fast-food restaurants in the United States, and fast food generated an estimated $278.6 billion in revenue in 2021, with an estimated $126.9 billion, or approximately 45% of the U.S. fast-food market, deriving from the hamburger segment. Therefore, the hamburger segment is the largest segment of the U.S. QSR market.

Our objective is to increase value for our shareholders in the foodservice industry. Our principal strategy is to acquire multi-unit restaurant concepts and individual restaurant properties at attractive earnings multiples. Though we do not currently plan to do so, we may develop additional Burger Time locations under certain circumstances. Once acquired, we will operate the acquired business(es) with a shared central management organization. Assuming we are successful in acquiring an operating business, following the acquisition, we may pursue expansion in the number of locations and will implement programs to increase comparable-store sales and profits and to boost brand awareness

Our Corporate History

The Company was incorporated in Delaware as Hartmax of NY, Inc. in January 2016. Prior to the Share Exchange, the Company was majority-owned by affiliates of the placement agent in the 2018 Private Placement described below. Upon the closing of the 2018 Private Placement, the Company, and BTND, LLC, “BTND,” entered into a Share Exchange Agreement whereby the membership interests in BTND were exchanged for shares of our common stock comprising 85.9% of the outstanding shares of our Company, without giving effect to the sale of any securities sold in the 2018 Private Placement (the “Share Exchange”). Following the Share Exchange, the Company became the sole member of BTND and changed its name to BT Brands, Inc. Concurrent with the Share Exchange, Maxim Group, LLC acted as the placement agent for 205,002 shares of our common stock at $3.00 per share and warrants to purchase up to 102,503 shares of our common stock with an initial exercise price of $4.00 per share, for which Maxim Group, LLC acted as the placement agent (the “2018 Private Placement”). We received approximately $615,000 in gross proceeds and $492,266 in net proceeds from the 2018 Private Placement.

On June 13, 2019, the Company amended and restated its certificate of incorporation to change its corporate name to “BT Brands, Inc.” to better reflect its growth plans and adopt specific provisions in line with its status as a public company. On June 12, 2020, the holders of 100% of our outstanding shares of common stock adopted resolutions approving the change of corporate domicile from Delaware to Wyoming. As of December 18, 2020, the Company became domiciled in Wyoming.

On November 12, 2021, we completed a public offering of 2,400,000 units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an initial exercise price of $5.50 per share. On November 12, 2021, the underwriters of the offering exercised their option to purchase 360,000 Warrants for $3,600 under the over-allotment option, and on November 16, 2021, the public offering closed. The net proceeds to the Company from the offering, including the exercise of the underwriter’s option to purchase additional warrants, were approximately $10.7 million, excluding any proceeds from the exercise of warrants, after deducting underwriting discounts and commissions and payment of estimated offering expenses of approximately $1.3 million.

The Burger Time brand originated in August 1987 with its first restaurant in Fargo, North Dakota. Over the next five years, several additional Burger Time restaurants were opened in Minnesota, North Dakota, and South Dakota. In 2005, the restaurant assets were sold to STEN Corporation, a public company of which Kenneth Brimmer, our Chief Operating Officer, Chairman and member of the board of directors, and Gary Copperud, our Chief Executive Officer and a member of our board of directors, were officers and directors. In May 2007, BTND purchased the Burger Time assets from STEN Corporation. Gary Copperud was the managing member of BTND from the acquisition in 2007 until the closing of the Share Exchange and 2018 Private Placement.

Burger Time Restaurants

Menu

At our Burger Time restaurants, we seek to give our customers more good food for their money and deliver it “hot ‘n fresh.”

Our Burger Time restaurants feature a wide variety of juicy, flame-broiled burgers that we refer to as “Bigger Burgers” because they are made with approximately 25% more meat and are larger in diameter than the typical quarter-pound burger offerings served by our competitors. Our burgers are custom made to our specifications by our supplier, with no fillers, only beef and salt. Each burger is prepared to a customer’s order and is served hot and fresh. Burger favorites include a mushroom Swiss burger, a jalapeno burger, and a full-pound burger to satisfy the heartiest appetite. Other entrees include chicken sandwiches, pulled pork sandwiches, and chicken chunks. Our burgers and sandwiches are served on fresh buns and are topped generously with top-tier condiments. We offer an array of traditional and signature sides, many of which have evolved into regional favorites, such as large cut battered onion rings, cheese curds, fried pickle spears, and chicken fries. We also offer soft drinks and other reasonably priced food and beverage items. In addition, we offer specialty sandwiches and wraps at similar price points from time to time. Our limited menu is designed to deliver quality across all products, a high taste profile, and speedy delivery.

Our objective is to serve customers within 60 seconds of their arrival during the peak day parts of lunch and dinner and within 3 minutes at other times. We can achieve this based on our single and double drive-thru format and our integrated restaurant design and equipment layout to deliver exceptional food with fast service times. Our restaurants have a computerized point-of-sale system which displays each item ordered on a monitor viewed by food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled, thereby increasing the speed of service to the customer and the number of sales per hour.

One of our key operating strategies is to manage inventory and storage requirements with frequent deliveries, ensuring that our food is always fresh.

Subject to seasonal and local conditions, our restaurants are generally open seven days a week from 10 am to 10 pm for lunch, dinner, and late-night snacks and meals. We also have recently introduced online ordering through our website with curbside delivery.

We believe that our restaurants appeal to a broad spectrum of consumers., We cater to consumers who appreciate the size and variety of our burgers, the value for the money proposition offered by our bigger burgers, and the speed and efficiency offered by our single and double drive-thru windows.

Locations

 The table below provides basic information about each of our restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota (1)	1991	650	15,000	Leased	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (2)	2015	1,664	31,723	BTND DQ, LLC	BTND DQ, LLC (3)
West St. Paul, Minnesota	2016	1,020	18.280	BTND, LLC	BTND, LLC
Richmond, Indiana (4)(5)	held for sale	1,062	23,086	BTND IN, LLC (4) (5)	BTND, LLC
Hazelwood, Missouri (5)	held for sale	1,566	51,386	BTND MO, LLC (5)	BTND MO, LLC (5)

___________

(1)	Land is leased from a third party.
(2)	Dairy Queen franchise.
(3)	Restaurant operations are 99% owned by BTND, LLC, and 1% owned by the current restaurant manager.
(4)	Restaurant operations closed in December 2018.
(5)	Property for sale.

We own the real estate on which all but one of our ten operating restaurants are situated. We lease the property on which one of our Sioux Falls, South Dakota restaurants is located. The Sioux Falls location is leased on a month-to-month basis, for which we pay a monthly rent of $1,600 to a third party.

All of our owned properties are subject to mortgages secured by our real and personal property. On June 27, 2021, we refinanced most of our existing mortgage debt, which bore interest at 4.75%. As of January 2, 2022, we had $3,027,971 in contractual obligations relating to amounts due under mortgages on the real property on which our stores are situated. Our monthly required payment is approximately $22,700. Under the terms of the refinanced mortgage debt, our nominal interest cost is 3.45% fixed for the next ten years. In addition to being secured by the restaurants and other property at the sites, each mortgage note is also personally guaranteed by Gary Copperud, our Chief Executive Officer.

Our restaurants are in commercial and mixed-use zoning districts near where our target customers work and live positioning the restaurants for lunch and dinner visits.

Burger Time Restaurant Design

Our Burger Time units are free-standing facilities with single or double drive-thru capability and walk-up service windows. The menu, store layout, and equipment are designed to work together to offer exceptional food with rapid service times. This integrated design seeks to maximize food output with minimal labor.

Burger Time stores have a visible, distinctive look intended to appeal to customers of all ages. Historically, Burger Time stores have ranged from 600 to 1000 sq. ft. Regardless of its size, each restaurant is designed for maximum financial and operational efficiency, with only four employees required to staff a store effectively. As a result of their small size, our restaurants can be constructed on as little as 15,000 square feet of land. Our restaurants generally require a smaller capital investment and have lower occupancy and operating costs per restaurant than traditional quick-service competitors. The size of the facility also permits greater flexibility for selecting prospective sites for restaurants.

Our Burger Time design encompasses a red and white structure and features a single or double drive-thru. The roof overhangs to protect the drive-thru windows from the weather. A walk-up service window is situated at the front of each restaurant. Our design and color scheme are intended to convey a message of “clean and fast” to the passing motorist. Our restaurants do not provide an interior dining area but offer parking and a patio for outdoor eating.

Staffing

Each restaurant employs eight to sixteen employees, including a manager and an assistant manager. Work shifts are staggered and vary in time to ensure superior customer service during our busiest times. We are focused on customer service, and we seek to staff our stores with friendly and customer-focused personnel.

We have enjoyed a long relationship with many of the managers of our restaurants, several of whom have been with Burger Time for more than seven years. We will seek to establish similar relationships with the managers who join us in the future.

Our experienced managers train new assistant managers in all facets of a restaurant’s operations. Other personnel are trained in a matter of days.

Our manager training stresses food quality, fast, friendly customer service; restaurant cleanliness; and proper quick-service restaurant management operations. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs. All managers and assistant managers are required to obtain food safety (HACCP) training and obtain the Certification applicable to their location.

Our managers and assistant managers are full-time employees. We support our managers by offering competitive wages, including incentive bonuses tied to unit performance. Most other staff members are part-time employees.

Our future growth and success depend on our ability to attract, develop and retain qualified restaurant management and hourly staff members, which may be challenging.

Restaurant Reporting

Each restaurant has a computerized point-of-sale system monitored by the restaurant’s management. With this system, managers can monitor sales, labor, customer counts, and other pertinent information. This information allows a manager to better control labor utilization, inventories, and operating costs. Information is reported up to our corporate staff. It is analyzed to maximize cost efficiencies in food and labor costs, inventories and customer counts weekly, and profit and loss statements and balance sheets monthly.

The general manager of each restaurant reports directly to a Director of Operations, who reports to our Chief Operating Officer, who oversees all aspects of restaurant operations, including kitchen operations, restaurant facility management, new restaurant openings, and the roll-out of key operational initiatives.

Purchasing and Distribution

We purchase most of our food, paper, packaging, and related supplies from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis. Typically, our inventory of food and supplies usually does not exceed $10,000 at any individual restaurant. These procedures ensure that our food is consistently fresh and frees cash flow for other purposes. Our agreement with Sysco expires on May 30, 2022, and will automatically be extended for additional one-year terms unless terminated by either party. Either party may terminate the agreement with 180 days’ notice or in the event of a material breach that is not cured within 60 days. In addition, Sysco may terminate the contract if we fail to pay any amounts owed, or if, in Sysco’s sole judgment, either our financial position deteriorates materially, or Sysco becomes aware of circumstances that would materially impact our ability to meet our financial obligations.

We are party to a five-year exclusive beverage service agreement. We have agreed for Burger Time locations to purchase our beverages, other than coffee, tea, and milk, from PepsiCo, including its affiliated bottlers, through December 21, 2025. Under this agreement, PepsiCo provides economic incentives for being an exclusive supplier and provides beverage-dispensing equipment free of charge. Either party may terminate the agreement in the event of a material breach that is not cured within 30 days.

Beef is our most significant product cost item and is expected to remain such for the foreseeable future. As a result, fluctuations in supply and prices can significantly impact our financial results.

Marketing and Advertising

Our marketing efforts for Burger Time are intended to convey the principles that we believe attract our core customers – we provide our patrons with more good food for their money by offering them “a bigger burger,” and we give it to them “hot ‘n fresh.”

To date, our marketing and advertising spend have been principally allocated to social media with limited advertisements in newspapers and radio in the geographic areas in which our restaurants are located. In addition, we have employed product discount coupons, live remote broadcasts, customer contests, and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. We recently introduced an online ordering capability and curbside delivery program through our website. We expect to emphasize direct database marketing supplemented by social media tools to promote our brand and local stores. Collectively, however, our marketing-related expenditures have historically comprised less than 1% of our net revenues.

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

We expect to develop and deploy a more sophisticated marketing campaign, including an expanded social media presence, to build consumer brand awareness of our restaurants.

Dairy Queen Franchise

In October 2015, we acquired a 99% ownership interest in a Dairy Queen franchise in Ham Lake, Minnesota. The franchise’s remaining 1% ownership interest is held by the General Manager of the location, who possesses specific Dairy Queen qualifications and whose ownership is required under the operating agreement with the franchisor.

Because we are a franchisee, we are party to a franchise agreement with Dairy Queen that, among other things, restricts our menu offerings at this location to the established Dairy Queen menu and limits our flexibility in the operating model we may employ at this location. Expressly, we are prohibited from selling any non-Dairy Queen-approved items at this franchise location, and we may not market this restaurant as a part of Burger Time.

We have no plans at this time to enter into any other franchise agreements with Dairy Queen or any other national chain of restaurants, as we believe our profitable future can best be realized by acquiring unrelated restaurant businesses. However, we may consider it if we become aware of an attractive opportunity to assume control of a Dairy Queen or other franchise restaurant.

Burger Time Restaurant Economic Model

Our Burger Time restaurant economic model is based on three principles: a low capital investment, low conversion and incremental expenses, and lean and disciplined operating efficiencies. For example, in the case of our Burger Time locations, because we do not offer interior seating, our restaurant footprint is small, generally around 650 square feet, which can be situated on a parcel of real estate as small as 15,000 sq. ft. (approximately 0.344 acres), which includes sufficient space for parking and outdoor seating. While some of our newer restaurants have been larger, enabling us to offer some limited in-store seating, our basic model remains the same. As a result, our real estate costs remain relatively low whether we purchase or lease.

Operationally, we take steps to maintain efficiency, including maintaining inventory of approximately $10,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food).

Our Burger Time restaurant investment model targets a total cash investment of between $325,000 and $535,000 or an average of $430,000. Real estate and finance costs vary materially by location but, assuming the average investment figure applies, the amount allocated to purchasing real estate would be approximately $225,000.

Costs to develop a new Burger Time location can fluctuate significantly, based on the number and timing of restaurant openings and the specific expenses incurred for each restaurant.

Growth Strategy

We are seeking to increase value for our shareholders in the foodservice industry. Our strategy is to acquire restaurant concepts and individual restaurant properties at attractive earnings multiples. Though we do not currently plan to do so, we may develop additional Burger Time locations under certain circumstances by acquiring and converting existing properties. Other key elements of our growth strategy encompass increasing same-store sales and introducing a campaign to boost brand awareness.

As we develop and extend our business into new food concepts and geographic areas, we expect to pursue strategies that will leverage our multiple brands, capacity, and reach, which may include:

•	introducing dual concept locations that allow for two or more of our brands to operate in a single space and share a single kitchen and staff, to enhance our return on investment;

•	advancing aggressive third-party national branded and local delivery services;

•	entering into local and regional product licensing agreements that allow for the sale in third-party retail establishments of popular products that we offer at our restaurants; and

•	employing extensive use of direct database marketing, including social media, to drive business to all concepts under our control.

As a public company, we may be presented with and would evaluate any opportunities to become a reverse merger candidate in the restaurant industry, whereby a significantly larger private restaurant chain seeks to avail itself of our public company status by merging with our business.

Expansion Through Acquisitions

We intend to make strategic and opportunistic acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses become available for acquisition frequently. We believe that we may purchase either individual restaurant properties or multi-unit businesses at prices that provide an attractive return on our investment. We may acquire operating assets where a franchise program is the focus of the acquired foodservice business. We intend to follow a disciplined strategy of evaluating acquisition opportunities to ensure and enable the accretive and efficient acquisition and integration of additional restaurant concepts. Successful execution of our acquisition strategy will allow us to diversify our operations both into other dining concepts and geographic locations.

In evaluating potential acquisitions, we may consider the following characteristics, among others that management considers relevant to each opportunity:

•	the value proposition offered by acquisition targets when comparing the purchase price to the potential return on our investment;

•	established, recognized brands within their geographic footprint;

•	steady cash flow;

•	track records of long-term operating performance;

•	sustainable operating results;

•	geographic diversification; and

•	growth potential.

Assuming we successfully acquire new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to expand the number of locations and increase comparable store sales and profits, as described below. We anticipate that by leveraging our management services platform, we will be able to achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire one or more restaurant chains or individual units near each other, we believe the concentration of operations will provide economic synergies with respect to management functions, marketing, and advertising, supply chain assistance, staff training, and operational oversight.

Future Development of Additional Burger Time Restaurants

We may, in certain circumstances, consider developing an additional Burger Time location. Conditions which might give rise to developing additional Burger Time locations include the opportunity to acquire and convert a property that previously had operated as a fast-food establishment at a highly attractive price in a location that fits naturally within Burger Time’s geographic footprint so that we may share service expenses, including advertising costs.

If we elect to open additional Burger Time restaurants, we expect that the development of these restaurants will, based on our experience, require a minimum of six to nine months after opening to achieve the targeted restaurant-level sales and operating margins. If we were to open a Burger Time restaurant in new and untested markets, achieving targeted sales may take longer since the local population will not be familiar with our brand and building brand awareness takes time. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including the level of consumer familiarity with our brand, as well as the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, which is difficult to predict.

Increase Same-Store Sales

Same-store sales growth reflects the change in year-over-year sales for the comparable store base. We intend to deploy a multi-faceted same-store sales growth strategy to optimize restaurant performance. We will apply techniques proven in the restaurant industry to increase same-store sales at our Burger Time restaurants and our acquired properties and develop new approaches that reflect our corporate character and restaurant composition. We expect to utilize customer feedback and analyze sales data to introduce, test, and hone existing and new menu items. In addition, we will investigate using public relations and experiential marketing to engage customers. We expect our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Increase Brand Awareness

Increasing brand awareness is important to the growth of our Company. We will develop and implement forward-looking branding strategies for our Burger Time concept and any acquired businesses. We will seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. In addition, we intend to develop mobile applications that will allow consumers to find restaurants, order online and receive special offers. We will deploy cross-over ads with radio and social media interacting with each other. We expect our branding initiatives to evolve as we consummate acquisitions of restaurant concepts that appeal to distinct consumer markets in differing geographic areas.

Trademarks and Service Marks

We have registered “It’s Burger Time” and “Hot ‘n Now” with the United States Patent and Trademark Office. Our trademarks and service marks are valuable to us and essential to our marketing efforts. We may develop additional trademarks in the future. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks.

Competition

The restaurant industry is highly competitive and is dominated by significant chains that possess substantially greater financial and other resources than we have. The industry is affected by geographic competition changes; the public’s eating habits and preferences, local and national economic conditions that impact consumer spending, population trends, and local traffic patterns. The industry’s critical elements of competition are the price, quality, and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities. We compete primarily based on the value of food (portion size), price, food quality, and speed of service. A significant change in pricing or other marketing strategies by one or more of our competitors could adversely impact our sales, earnings, and growth. Our competition includes a variety of national and regional fast-food chains and locally-owned restaurants that offer carry-out, dine-in, delivery, and catering services, many of which have achieved significant brand and product recognition and engage in extensive advertising and promotional programs. Our competition in the geographic areas in which we operate includes McDonald’s, Burger King, Carl’s Jr., and Wendy’s.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per Burger Time is typically slightly lower in the first and fourth quarters due to the impact of cold weather at our upper Midwest locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue. Future acquisitions may have a different seasonal pattern than our Burger Time restaurants.

Employees

As of January 2, 2022, the Company had three members of its senior corporate personnel. Each of the Burger Time restaurants and the Dairy Queen franchise has a manager, a full-time, salaried employee, an assistant manager or supervisor, and a varying number of restaurant staff, all of whom are hourly employees. As of January 2, 2022, we had approximately 107 employees, of which 17 were full-time, and 90 were part-time. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

We have, from time to time, purchased publicly-traded marketable securities. Historically, these securities consisted of investments in exchange-listed common stocks with published prices per share readily available.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Act of 1934, as amended, (the “Exchange Act”) and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations and is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

A description of our restaurant properties appears above under the heading “BUSINESS—Locations.” We lease our executive offices, consisting of approximately 1,000 square feet located at 405 West Main Street, West Fargo, North Dakota, on a month-to-month basis at the cost of $500 per month. In addition, effective January 2, 2022, we have agreed to reimburse Brimmer Company, LLC for the monthly rent of approximately $1,300 on approximately 1100 square feet in Minnetonka, Minnesota, where certain administrative activities are performed. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

Mortgages

On June 28, 2021, we refinanced most of our existing mortgage debt, which bore interest at 4.75%. As of January 2, 2022, we had $3,049,971 in contractual obligations principally for amounts due under mortgages on the real property on which our stores are situated. Our monthly required payment is approximately $22,700. Under the terms of the refinanced mortgage debt, we lowered the nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Rental Properties

We currently lease the land for one of our Sioux Falls, South Dakota locations on a month-to-month basis, and the monthly rent is $1,600. We also pay a combined total of approximately $1,800 for office space in West Fargo, North Dakota and Minnetonka, Minnesota. Both corporate locations are paid for and utilized on a month-to-month basis.

Regulation and Compliance

Our operations are subject to a wide range of federal, state, and local government regulations, including those relating to, among others, public health and safety, zoning and fire codes, labor, and franchising. Our failure to obtain or retain food or other licenses and registrations or exemptions could adversely affect the operations of our restaurants. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable laws, codes, and regulations. To date, we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits, or approvals; however, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals in the future could delay or prevent the opening of, or adversely impact the viability of, a restaurant.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use, and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal or state minimum wage. Accordingly, increases in the minimum wage will increase labor costs. We are also subject to various laws and regulations relating to any future franchise operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

Many states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the ACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

Currently, the Company is not engaged in the business as a “franchisor” and operates a Dairy Queen unit as a “franchisee” of Dairy Queen. Franchise operations will be governed by state laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. In addition, such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation.

Environmental Matters

Our operations are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste, and clean-up of contaminated soil and groundwater. Under various federal, state, and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in, or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified potential environmental liabilities at our properties or that such costs would not have a material adverse effect on our financial condition if assessed.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on Nasdaq under the symbol “BTBD” on November 12, 2021. Our warrants issued as part of the units we sold in the initial public offering began trading on Nasdaq under the symbol “BTBDW” on November 12, 2021.

Holders

As of March 15, 2022, there were approximately 54 stockholders of record of 6,461,118 shares of common stock issued and outstanding and one holder of record of 2,746,388 warrants issued and outstanding. A significant number of beneficial owners of our common stock and listed warrants hold their securities in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the year ended January 2, 2022, we issued options to purchase 15,000 shares of common stock under the 2019 BT Brands, Inc. Incentive Plan (the “2019 Incentive Plan”) as stock awards to three directors of the Company in connection with their joining the board of directors. The options are exercisable at $5 per share at any time through 2031. The issuances of the securities under the 2019 Incentive Plan were exempt from registration under the Securities Act under Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended (the “Securities Act”) in that the transactions were under a compensatory benefit plan as provided under Rule 701.

Securities Authorized for Issuance under Equity Compensation Plans

The following information is as of January 2, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	15,000	$5.00	230,500
Equity compensation plans not approved by security holders

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and Item 10 (f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations and is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operation should be read in conjunction with the financial statements and related notes that appear elsewhere in this Annual Report. This discussion contains forward-looking statements and information relating to our business that reflect our current views and assumptions with respect to future events and are subject to risks and uncertainties that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. The 52-week fiscal 2021 ended on January 2, 2022, and the 53-week fiscal 2020 year ended on January 3, 2021.

Introduction

We own and operate ten fast-food restaurants, including nine Burger Time restaurants and one Dairy Queen restaurant, all of which are in the North Central region of the United States. Our Burger Time restaurants feature a wide variety of burgers and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Our Dairy Queen restaurant offers the established Dairy Queen menu consisting of burgers, chicken, sides, ice cream, other desserts, and a wide array of beverages. Our revenues are derived from the sale of food and beverages at our restaurants.

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

Operationally, we take several steps to maintain efficiency, including maintaining inventory of approximately $10,000 per store at any given time (which also has the advantage of allowing for frequent deliveries of fresh food). Historically, our Burger Time investment model targeted an average total cash investment of between $325,000 and $535,000. Real estate and finance costs vary materially by location but, assuming the average investment figure applies, the amount allocated to purchasing real estate would be approximately $225,000.

Our average customer transaction increased by approximately 7% in 2021 compared to 2020 and currently is approximately $12.30. This recent increase is principally because of a menu price increase implemented in the middle of 2020. Many factors influence our sales trends, and the environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

In the fourth quarter of 2021, we completed an initial public offering of units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 per share. The net proceeds to the Company from the offering, including the exercise of the underwriter’s option to purchase additional warrants, were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of estimated offering expenses totaling approximately $1.3 million.

Material Trends and Uncertainties

There are industry trends that may have an impact on our business. These trends principally relate to the rapidly changing technology and food delivery area. The major companies in the restaurant industry have rapidly adopted and developed applications for smartphone and mobile delivery, have aggressively expanded drive-through, take-home and delivery operations, and have developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Further, the major industry participants have continued to discount prices through promotions strategically. We expect these significant trends will continue.

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure continue and perhaps accelerate in 2022. Beef costs increased slightly in 2021, following stable prices in 2020. In 2021 beef price increased by approximately 4% per pound. Given the competitive nature of the fast-food burger restaurant industry, it may be challenging to raise menu prices to cover future cost increases fully. During 2020 and continuing in 2021, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be made through operational enhancements, equipment advances, and increased volumes to help offset any food cost increases due to the competitive state of the restaurant industry.

Labor is a critical factor in operating our stores. In most areas where we operate our restaurants, there historically has been a shortage of suitable labor. Recently restaurant staffing has become more challenging, occasionally resulting in short hours and store closures. As a result of these challenges, we face higher wages as the competition for employees intensifies in the restaurant industry and all retail and service industries. The Company consistently develops and maintains programs to attract and retain quality employees.

Increases in the federally and state-mandated minimum wage may also impact our operations. A variety of proposals have been made to increase the federal minimum wage to $15 per hour, and state and local governments have, in some cases, implemented minimum wage rates. In North Dakota, the minimum wage is set at the federally mandated minimum wage of $7.25 per hour. The rates are annually adjusted to reflect any increase in the cost of living. South Dakota has established a minimum wage of $9.10 per hour, which is annually adjusted to increase with the cost of living. Minnesota’s minimum-wage rate for small employers, such as us, is $8.04 per hour. On average, our hourly employees earn approximately $12 to $15 per hour. An increase in the minimum wage to $15 per hour would adversely impact our profit margins.

Since March 2020, we have faced the effects of COVID-19 and its more recent variants as a global pandemic that has been both unpredictable and persistent. The COVID-19 pandemic has adversely affected workforces, customers, economies, and financial markets globally and has disrupted the normal flow of the U.S. economy. For the most part, our stores have remained open for drive-through business during the last year; however; many businesses experienced a disruption of normal operations. More recently, food service businesses, including ours, have faced challenges attracting and hiring workers. The labor shortages may become more acute in the busier summer months.

In 2020 extending into 2021, many states and local jurisdictions, including Minnesota, mandated limited public gatherings and the wearing of masks to halt or delay the spread of disease. Under these emergency orders, certain essential services remained open, including, but not limited to gas stations, pharmacies, grocery stores, food banks, convenience stores, take-out and delivery restaurants, banks, hospitals, and laundromats. Under the directions limiting public gatherings, regulators generally allowed drive-through restaurant services to remain open. To date, our restaurants have remained open, although we have curtailed hours at some stores and have experienced temporary restaurant closures while locations have been cleaned and employees tested. Thus far, we have been able to reopen after two or three days after such temporary closing. Local, regional, or national governments may, at any time, implement directives that limit or order our business to close or take other measures intended to mitigate the spread of disease. Further, some customers may choose to remain in self-imposed isolation and avoid public gathering places.

While a program to vaccinate a majority of Americans is currently in progress, we can’t predict the duration or magnitude of the effects of the outbreak and its impact on our business or the results of operations at this time. The conditions may influence restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures, or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. We expect to continue to navigate an unprecedented time for our company and industry.

As the restrictions on behavior eased with approved vaccines being distributed and administered, all the states in which we operate have lifted mandatory mask mandates, and we expect that, in most respects, restaurant industry operations will return to pre-pandemic norms. As a result, our restaurants may revert to more typical pre-pandemic operations and revenues, resulting in a decline in sales from recent levels. We may be subject to additional competition, as many restaurants initiated take-home and delivery services during the pandemic. Customers may have grown accustomed to a broader range of take-out foods beyond quick-service restaurant (QSR) options, which may negatively impact our revenue.

We continue to monitor the course of the pandemic and its impact on our customer base and the country. We can’t predict the future course of the pandemic in light of a multitude of factors, including the spread of new variants of the original coronavirus disease among the U.S. population and the efficacy of existing treatments and vaccines.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the foodservice industry. Our principal strategy is to acquire multi-unit restaurant concepts and individual restaurant properties at attractive earnings multiples. Though we do not have plans to do so, we may, under certain circumstances, develop additional Burger Time locations. Other key elements of our growth strategy encompass increasing same-store sales and introducing a campaign to boost brand awareness.

Expansion Through Acquisitions: We intend to make strategic and opportunistic acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses become available for acquisition frequently. We believe that we may purchase either individual restaurant properties or multi-unit businesses at prices that provide an attractive return on our investment. We may acquire operating assets where a franchise program is the focus of the acquired foodservice business. We intend to follow a disciplined strategy of evaluating acquisition opportunities to ensure and enable the accretive and efficient acquisition and integration of additional restaurant concepts. Successful execution of our acquisition strategy will allow us to diversify our operations both into other dining concepts and geographic locations. Assuming we successfully acquire new businesses, we will operate the business or businesses with a shared central management organization.

Expansion through the Development of Additional Burger Time Restaurants: We may develop additional Burger Time restaurants under limited circumstances. Conditions which might give rise to developing additional Burger Time locations include the opportunity to acquire and convert a property that previously had operated as a fast-food establishment at a highly attractive price in a location that fits naturally within Burger Time’s geographic footprint so that we may share service expenses, including advertising and marketing costs.

Increase Same-Store Sales: Same-store sales growth reflects the change in year-over-year sales for the comparable store base. We intend to deploy a multi-faceted same-store sales growth strategy to optimize restaurant performance. We will apply techniques proven in the restaurant industry to increase same-store sales at our Burger Time restaurants and our acquired properties and develop new approaches that reflect our corporate character and restaurant composition. We expect to utilize customer feedback and analyze sales data to introduce, test, and hone existing and new menu items. In addition, we will explore using public relations and experiential marketing to engage customers. We expect our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets. We intend to retain seasoned restaurant personnel to develop and implement programs appropriate for each concept.

Increase Brand Awareness: Increasing brand awareness is critical to our company’s growth. We expect to develop and implement forward-looking branding strategies for our Burger Time concept and any acquired businesses. We intend to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. We recently introduced a mobile app that allows consumers to find restaurants, order online, and receive special offers. We plan to deploy internet advertising. We will deploy cross-over ads with radio and social media interacting with each other. We expect our branding initiatives to evolve as we consummate acquisitions of restaurant concepts that appeal to distinct consumer markets in differing geographic areas.

Results of Operations.

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages below may not reconcile because of rounding.

	FISCAL YEAR
	2021	2020
	52 WEEKS	53 WEEKS
SALES	100.0%	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	38.9%	37.9%
Labor costs	28.2%	28.6%
Occupancy costs	8.1%	8.7%
Other operating expenses	5.6%	5.2%
Depreciation and amortization	2.8%	2.3%
Impairment of assets held for sale	0.0%	2.3%
General and administrative	4.9%	8.4%
Total costs and expenses	88.4%	93.5%
Income from operations	11.6%	6.5%
INTEREST INCOME	0.0%	1.3%
OTHER INCOME	0.0%	5.7%
INTEREST EXPENSE	-2.0%	-2.2%
INCOME BEFORE TAXES	9.6%	11.3%
INCOME TAX PROVISION	-2.4%	-1.6%
NET INCOME	7.2%	9.7%

52 Week Period Ended January 2, 2022 (Fiscal 2021) compared to the 53 weeks Ended January 3, 2021 (Fiscal 2020)

Net Revenues:

Net sales for 2021 increased $292,074 or 3.5% to $8,451,870 from $8,159,796 in 2020. The increase continued a trend beginning in March 2020 and was driven by the COVID-19 pandemic and the curtailment of many restaurant alternatives. The result was customers choosing drive-through alternatives, including Burger Time.

Restaurant sales for 2021 ranged from a low of $518,000 to a high of $1,124,000, and average sales for each Burger Time unit during the period was approximately $858,700 in 2021, an increase of approximately 2.3% from $839,000 in 2020.

Costs of Sales - food and paper:

Cost of sales - food and paper for 2021 increased to 38.9% of restaurant sales from 37.9% of restaurant sales in 2020. This increase resulted from an inflationary price environment that included increases in beef and paper costs, two of our principal cost items.

Restaurant Operating Costs:

During 2021, restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses, depreciation and amortization, and impairment charges) as a percent of restaurant sales increased slightly to 80.8% in 2021 from 80.4% in 2020. This increase was due primarily to price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below. The changes in restaurant-level costs from 2020 to 2021 were also impacted by a significant increase in restaurant sales volume in 2020 continuing into early 2021 combined with a 2021 menu price increase and may be detailed as follows:

Restaurant operating costs for the period ended January 3, 2021	$6,563,022
Increase in food and paper costs	194,936
Increase in labor costs	47,257
Increase in occupancy and operating cost	15,125
Restaurant operating costs for the period ended January 2, 2022	$6,820,340

Labor Costs:

In 2021, labor and benefits cost decreased to 28.2% of restaurant sales from 28.6% in 2020. The decrease resulted from the increased activity levels beginning in 2020, which resulted in a favorable utilization of the fixed portion of labor costs and the difficulty in hiring hourly labor, which resulted in in-store managers providing more coverage. The Company continues to benefit from minimal turnover in its unit restaurant management. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Costs:

For 2021, occupancy and other costs declined as a percentage of sales to 13.7% or $1,151,382 compared to 13.9% of restaurant sales of $1,136,257 in 2020, a significant portion of these costs are fixed in nature and decline as a percentage as revenues increase.

Depreciation and Amortization Costs:

For 2021, depreciation and amortization costs increased 23.6% or $44,638 to $234,027 (2.8% of sales) from $189,389 (2.3 % of sales) in 2020. Depreciation costs increased due to capital additions in the last two years, including four stores having replaced point of sale equipment and significant replacement of HVAC equipment at several locations. These capital additions offset the decrease resulting in a significant amount of the company’s equipment reaching a fully depreciated status.

General and Administrative Costs

General and administrative costs in 2021 decreased 39.4%, or $270,733, to $416,791 (4.9% of sales) from $687,254 (8.4% of sales) in 2020. The decrease resulted from a decline in executive compensation, including bonus compensation and the temporary reduction of one corporate position.

Income from Operations:

The income from operations was $980,712 in 2021 compared to an operating income of $529,368 in 2020. The change in income from operations in 2021 compared to 2020 was due to the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above and the impact of $190,493 in asset impairment charges in 2020.

Interest Expense:

In 2021 our interest expense decreased $4,896 to $172,861 (2.0% of restaurant sales) from $177,757 (2.2% restaurant sales) in 2020, resulting from costs associated with the June 2021 mortgage refinancing offset by a lower nominal interest rate.

Interest Income:

In 2021 the Company did not invest excess cash balances in interest-bearing accounts. The interest income in 2020 was the result of interest earned on the Company’s advances to Next Gen Ice, Inc. (NGI), a related company, and included $75,000 of interest income related to the value of equity received by the Company as part of a modification of the notes receivable.

Other Income:

The $466,758 of other income in 2020 resulted primarily from borrowing $460,400 under the Paycheck Protection Program (PPP”). The entire amount of PPP advances was forgiven and reflected as “Other Income.” Under recent federal stimulus legislation, the PPP loan was treated as an SBA Grant during 2020. As a result, the funds advanced under the program were treated as non-taxable for federal income tax purposes in determining the provision for income taxes.

Net Income:

The net income was $607,851 for 2021, compared to $791,992 in 2020. The change in 2021 from 2020 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections and the impact of the PPP grant income included in other income and partially offset by impairment charges in 2020.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specific to restaurant-specific costs. Depreciation and amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	Fiscal Year
	2021	2020
Revenues	$8,451,870	$8,159,796
Reconciliation:
Income from operations	980,711	529,368
Depreciation and amortization	234,027	189,389
Impairment charges	-	190,493
General and administrative, corporate-level expenses	416,792	687,524
Restaurant-level EBITDA	$1,631,530	$1,596,774
Restaurant-level EBITDA margin	19.3%	19.6%

Liquidity and Capital Resources

For the 52 weeks ended January 2, 2022, the Company earned an after-tax profit of $607,851, and principally as a result of the Company’s public offering of common stock and warrants in November 2021, on January 2, 2022, the Company had $12,385,632 in cash and working capital of $11,639,269.

Covid-19 continues to have a significant impact on the United States economy. However, as the situation is rapidly changing, it is challenging to predict the effect of the Covid-19 pandemic or its impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the foodservice industry and Company’s operating results and financial condition.

In May 2020, the Company received pandemic-related loans totaling $487,900; of that amount, $460,400 was borrowed under the Small Business Administration’s Paycheck Protection Program (“PPP”). The Company accounted for the loan’s proceeds as a government grant under International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants, and Disclosure of Government Assistance. Under IAS 20, the loan is initially recorded as deferred income on the balance sheet. Forgiveness income is recognized systematically over the qualifying expenses incurred when the Company determines that the forgiveness is reasonably assured. The loans were forgiven in 2021. As a result of the forgiveness of the PPP advances, the loan forgiveness was reflected as “Other Income” in 2020. Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. Under the loan terms, the Company will seek loan forgiveness in 2022.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital, and, like many restaurant companies, we may operate with negative working capital. Our primary sources of liquidity and cash flows are operating cash flows and cash on hand. We use this to service debt, maintain our stores to operate efficiently and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in 2021 was $813,955, which did not include a PPP advance that was not available in 2021, contributing to a decline in cash flow from operations from $1,397,519 in 2020.

Cash Flows Used in Investing Activities

In 2021 the Company focused on its primary business, completing its initial public offering and building its working capital reserves.

Cash Flows from Financing Activities

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The Company issued 2,400,000 common shares in the offering and 2,760,000 common stock purchase warrants. After deducting all fees and expenses, net proceeds from the offering were $10,696,575.

Contractual Obligations

As of January 2, 2022, we had $3,49,9711 in contractual obligations relating to amounts due under mortgages on the real properties on which are stores are situated. Our monthly required payment is approximately $22,700. On June 28, 2021, the Company refinanced most of its outstanding mortgage debt with a new lender lowering its nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs due to market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We do not enter into pricing agreements with our suppliers to manage these risks. Beef is our largest single food purchase, and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $175,000 of additional food costs for the Company annually.

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

Management does not believe that inflation has had a material effect on income in recent years. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to offset increases in its operating costs substantially.

The cost of construction has also increased in recent years. We expect that costs to construct new or potential remodel restaurants will be more expensive than several years ago, but we expect to achieve higher restaurant sales volumes and margin improvements to offset these or additional construction cost increases. Construction cost increases could hurt our business and operations, particularly for new restaurant development.

Our business is subject to a wide range of federal, state and local regulations, which are subject to change in ways we cannot now anticipate. As a result, we are uncertain about the effect that changes in the regulatory environment may have on our Company.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

There has been no impact on our financial statements and our results of operations and financial condition as the result of the adoption of Recent Accounting Pronouncements.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial conditions are based on our consolidated financial statements. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on experience, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. All of our significant accounting policies are disclosed in our Form 10-K for the fiscal year ended January 2, 2022.

Jumpstart Our Business Startups Act of 2012

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period. As a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that year, (ii) the last day of the year in which we had total annual gross revenue of $1 billion or more during such year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the year following the fifth anniversary of the date of the completion of our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations and is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the “Company”) as of January 2, 2022 and January 3, 2021 and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for the fiscal years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 2, 2022 and January 3, 2021 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Boulay PLLP

We have served as the Company’s auditor since 2015.

PCAOB ID 542

Minneapolis, Minnesota

March 16, 2022

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 2, 2022	January 3, 2021
ASSETS
CURRENT ASSETS
Cash	$12,385,632	$1,321,244
Receivables	72,251	19,030
Inventory	79,510	60,576
Prepaid expenses and other current assets	27,186	5,348

Total current assets	12,564,579	1,406,198

PROPERTY AND EQUIPMENT, net	1,592,338	1,632,457
LAND AND BUILDINGS HELD FOR SALE	258,751	258,751
INVESTMENT IN RELATED COMPANY	75,000	75,000
OTHER ASSETS, net	15,059	16,759

Total assets	$14,505,727	$3,389,165

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$291,973	$270,487
Current maturities of long-term debt	169,908	245,306
Accrued expenses	254,341	420,734
Income taxes payable	209,088	97,978

Total current liabilities	925,310	1,034,505

LONG-TERM DEBT, less current maturities	2,833,064	2,938,983
DEFERRED INCOME TAXES	119,000	118,000
Total liabilities	3,877,347	4,091,488

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares outstanding at January 2, 2022 and January 3, 2021	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,447,506 and 4,047,502 shares issued and outstanding at January 2, 2022
and January 3, 2021, respecitvely	12,895	8,095
Additional paid-in capital	11,215,969	497,671
Accumulated deficit	(600,238)	(1,208,089)

Total shareholders' equity (deficit)	10,628,353	(702,323)

Total liabilities and shareholders' equity (deficit)	$14,505,727	$3,389,165

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended,	53 Weeks Ended,
	January 2, 2022	January 3, 2021

SALES	$8,451,870	$8,159,796

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,285,752	3,090,816
Labor costs	2,383,206	2,335,949
Occupancy costs	681,560	709,704
Other operating expenses	469,822	426,553
Depreciation and amortization	234,027	189,389
Impairment of assets held for sale	-	190,493
General and administrative	416,791	687,524

Total costs and expenses	7,471,158	7,630,428

Income from operations	980,712	529,368
INTEREST INCOME	-	103,623
OTHER INCOME	-	466,758
INTEREST EXPENSE	(172,861)	(177,757)
INCOME BEFORE TAXES	807,851	921,992
INCOME TAX PROVISION	(200,000)	(130,000)
NET INCOME	$607,851	$791,992
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.14	$0.20

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	4,382,848	4,047,502

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, December 29, 2019	4,047,502	$8,095	$497,671	$(2,000,081)	$(1,494,315)
Net income	-	-	-	791,992	791,992
Balances, January 3, 2021	4,047,502	8,095	497,671	(1,208,089)	(702,323)

Net income	-	-	-	607,851	607,851
Common shares issued for fractional holdings	4	-	-	-	-
Stock-based compensation	-	-	26,250	-	26,250
Aggregate value of warrants purchased by underwriter	-	-	363,600	-	363,600
Issuance of 2,400,000 shares of common stock and
2,760,000 common stock purchase warrants, net of
$1,315,422 in fees and expenses and $360,000 in excess
of fair value of warrants puchased by underwriter	2,400,000	4,800	10,328,175	-	10,332,975

Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$10,628,353

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	53 Weeks Ended
	January 2, 2022	January 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$607,851	$791,992
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	234,027	189,387
Amortization of debt issuance cost included in interest expense	56,905	5,176
Noncash interest income	-	(75,000)
Deferred taxes	1,000	20,000
Stock-based compensation	26,250	-
Deferred interest paid in-kind	-	39,368
Impairment of assets held for sale	-	190,493
Changes in operating assets and liabilities -
Receivables	(53,221)	(3,667)
Inventory	(18,934)	(4,144)
Prepaid expenses and other current assets	(21,838)	1,580
Accounts payable	37,198	(67,080)
Accrued expenses	(166,393)	214,334
Income taxes payable	111,110	95,080
Net cash provided by operating activities	813,955	1,397,519

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(207,920)	(154,420)
Proceeds on notes due from related entity	-	179,000
Net cash provided by (used in) investing activities	(207,920)	24,580
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock and warrants	10,696,575	-
Proceeds from long-term debt	3,107,100	77,500
Principal payments on long-term debt	(3,295,623)	(436,456)
Payment of debt issuance costs	(49,699)	-
Net cash provided by (used in) financing activities	10,458,353	(358,956)

CHANGE IN CASH	11,064,388	1,063,143

CASH, BEGINNING OF PERIOD	1,321,244	258,101
		-
CASH, END OF PERIOD	$12,385,632	$1,321,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$119,300	$133,213
Excess of fair value of warrants purchased by underwriter	$360,000	$-
Purchase of property and equipment included in accounts payable	$-	$15,712
Cash paid for income taxes	$114,179	$-

See Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BT Brands, Inc. (the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, the Company acquired 100% of the ownership of BTND, LLC (“BTND”) in exchange for common stock through a Share Exchange Agreement (“Share Exchange”). Following the Share Exchange, BTND became a wholly owned subsidiary of the Company. In 2020 BT Brands, Inc. was reincorporated in the State of Wyoming.

Business

The Company currently operates nine company-owned Burger Time fast-food restaurants. The Company also operates one unit in Minnesota as a franchisee of International Dairy Queen. The Company operates three Burger Time locations in Minnesota, four in North Dakota, and two in South Dakota. The Company closed a store in Richmond, Indiana, in 2018, and this location is currently offered for sale. In addition, the Company owns a restaurant property in St. Louis, Missouri, which is also held for sale. The Company operated ten restaurants at the end of fiscal 2021 and 2020.

The Company’s Dairy Queen store is operated under a franchise agreement with International Dairy Queen. Accordingly, the Company is required to pay royalty and advertising payments and remain in compliance with the franchise agreement terms.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC, and its wholly owned subsidiaries BTND IN, LLC, BTNDMO, LLC, and BTNDDQ, LLC. Significant intercompany accounts and transactions were eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2021 was 52 weeks ending January 2, 2022, and Fiscal 2020 was the 53-week period ending on January 3, 2021. All references to years in this report refer to the fiscal years described above.

Reverse Stock Split

Under the consent of a majority of the Company’s shareholders, the Company’s Board of Directors approved a 1-for-2 common shares reverse stock split effective January 25, 2021. All outstanding common shares and per share data presented herein reflect the effect of the reverse split.

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

The carrying values of cash, receivables, accounts payable and other financial working capital items approximate fair value at year-end due to the short maturity nature of these instruments.

In 2020, the Company received equity ownership in Next Gen Ice, Inc. as consideration for its agreement to modify the term of notes receivable. The notes receivable were repaid in full in August 2020. Upon repayment of the notes, $75,000 was attributed by Company management to the value of the equity received, and this amount was reflected as additional interest income in 2020. The fair value determined in 2020 continues to be reflected as the value of the investment.

Cash

For purposes of reporting cash and cash flows, cash is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit and excludes transfers out in transit.

Revenue Recognition

The Company’s revenues consist of purchases of food products for cash or bank-issued credit and debit card transactions at the Company’s restaurants. The Company follows Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration expected to be received for those goods or services. The Company’s sales are recognized at the point of sale and are presented net of discounts and incentives. Sales are reported net of applicable sales taxes.

Receivables

Receivables consist of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, and supplies and is stated at lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives ranging from three to thirty years.

The Company reviews long-lived assets to determine if the carrying value of these assets may not be recoverable based on estimated cash flows. Assets are reviewed at the lowest level for which cash flows can be identified at the restaurant level. In determining future cash flows, significant estimates are made by the Company for future operating results of each restaurant over its remaining life. If such assets are concluded to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the carrying value of the assets.

Assets Held for Sale

The Company may sell an existing unit or close an operating unit and seek to liquidate the property. The Company is considering options for a property in the St. Louis area for which the land and building were fully reserved in the 2020 fourth-quarter impairment charge. The write-down of the St. Louis property resulted in an additional impairment charge of $90,493 during the fourth quarter of 2020. Also, in September 2018, the Company closed an operating Burger Time unit in Richmond, Indiana, and is offering the property for sale. In the second quarter of 2020, it was concluded to record an additional charge of $100,000 for impairment of the value of the Richmond location. The Company believes the Richmond property will be sold at or above its current carrying value.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as incurred. Advertising expenses for fiscal 2021 and 2020 totaled $28,934 and $29,924, respectively.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Deferred tax assets are recognized for temporary deductible differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for temporary taxable differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such an assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2021	2020
Property and equipment	$(197,000)	$(183,000)
Future tax benefit of impairment allowance	78,000	78,000
Paycheck Protection Program grant income	-	(13,000)
Net deferred tax liability	$(119,000)	$(118,000)

The following table summarizes the components of the provision for income taxes:

	2021	2020
Current income tax expense	$199,000	$110,000
Deferred income taxes	1,000	20,000
Total income tax expense	$200,000	$130,000

Total income tax expense for the years ended January 2, 2022, and January 3, 2021, differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2021	2020
Total expense computed by applying statutory federal rate	$169,650	$193,600
State income tax, net of federal tax benefit	30,350	47,400
Paycheck Protection Program grant income	-	(111,000)
Provision for income taxes	$200,000	$130,000

Accounting Standards require that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.

The Company had no accrued interest or penalties relating to income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2018.

Per Common Share Amounts

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from diluted net income (loss) computation per share because their effect is anti-dilutive. As a result, no dilutive shares were dilutive as of the years ending in 2021 and 2020. There are currently 2,760,000 five-year warrants exercisable at $5.50 per share outstanding. These warrants were issued as a part of the Company’s November 12, 2021, public stock offering. In addition, 102,503 private placement warrants are outstanding with an exercise price of $4.00 per share and 16,401 Placement Agent warrants outstanding at an exercise price of $3.30 per share. At the end of fiscal 2021 and 2020, all outstanding warrants were exercisable at prices above the underlying stock’s market price and therefore were not dilutive.

Other Assets

Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement related to the Company’s location in Ham Lake, Minnesota, and amortized over an estimated useful life of 14 years. Amortization for each of the next five years is estimated to be $2,000 per year. Accumulated amortization was approximately $11,000 and $9,000 at the end of 2021 and 2020, respectively.

Restaurant Pre-opening expenses

Restaurant pre-opening and other development expenses are non-capital expenditures and are expensed as incurred as part of other operating expenses. Restaurant pre-opening expenses may include the costs of hiring and training the initial hourly workforce for each new restaurant, travel, the cost of food and supplies used in training, grand opening promotional expenses, the cost of the initial stocking of operating supplies, and other direct costs related to the opening of a restaurant, including rent during the construction and in-restaurant training period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be significant.

Stock-Based Compensation

The Company recognizes all stock-based compensation as an expense in its consolidated financial statements. Equity -classified awards are measured at the grant date fair value of the award. The Company estimated the grant date fair value using the Black-Scholes option-pricing model.

Segment Reporting

The Company follows the guidance of FASB Accounting Standards for reporting and disclosure on operating segments requiring segment disclosures about products and services, geographic areas, and significant customers. The Company has determined that it did not have any separately reportable operating segments.

Covid-19 and the Paycheck Protection Program

In May 2020, the Company received pandemic-related loans totaling $487,900; of that amount, $460,400 was borrowed under the Small Business Administration’s Paycheck Protection Program (“PPP”). The Company accounted for the loan’s proceeds as a government grant under International Accounting Standard 20 (“IAS 20”), Accounting for Government Grants, and Disclosure of Government Assistance. Under IAS 20, the loan is initially recorded as deferred income, and forgiveness income is recognized systematically over the periods in which the qualifying expenses are incurred when the Company determines that the forgiveness is reasonably assured. Under the terms of the program, the Company applied for the forgiveness of the loans in 2020, and the loans were forgiven in 2021. As a result of the forgiveness of the PPP advances, the loan forgiveness is reflected as “Other Income” in 2020. Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. Under the loan terms, the Company will seek forgiveness of this loan in 2022.

Covid-19 continues to have an impact on the United States economy. However, as the situation is constantly changing, it is difficult to predict the ever-changing effect of the Covid-19 pandemic or the impact of governmental responses on the United States economy in general, and specifically the impact on the quick service drive-through segment of the foodservice industry and Company’s operating results and financial condition.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the end of the respective fiscal years:

	January 2, 2022	January 3, 2021
Land	$485,239	$485,239
Equipment	2,674,529	2,497,576
Buildings	1,322,085	1,306,896

Total property and equipment	4,481,853	4,289,711
Accumulated depreciation	(2,630,764)	(2,398,503)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$1,592,338	$1,632,457

Depreciation expense for 2021 and 2020 was $232,261 and $187,687, respectively.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	January 2, 2022	January 3, 2021
Accrued real estate taxes	$103,615	$106,935
Accrued bonus compensation	7,000	162,000
Accrued payroll	44,700	56,139
Accrued payroll taxes	8,424	8,519
Accrued sales taxes payable	50,414	66,632
Accrued vacation pay	17,663	19,657
Accrued gift card liability	10,036	-
Accrued franchise royalty	2,614	-
Other accrued expenses	9,875	852

	$254,341	$420,734

NOTE 4 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of  share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The Company issued 2,400,000 common shares in the offering and 2,760,000 stock purchase warrants which included 360,000 warrants to purchase an aggregate of 360,000 shares of common stock purchase pursuant to a partial exercise of the over-allotment option granted to underwriters for $.01 per warrant, $3,600. The estimated fair value of the warrants at the date of issuance, net of the exercise proceeds, was $360,000, and this amount is reflected as an additional cost of the offering. After deducting all fees and expenses, net proceeds from the offering were $10,696,575. During 2018, the Company issued 3,708,000 common shares as part of the Share Exchange. Upon closing of a related private offering, 205,002 additional common shares, and 102,503 common stock warrants to purchase shares at $4.00 through July 31, 2023, were issued to investors for a net amount of approximately $492,266. All of these warrants were outstanding as of the end of the year. In addition, upon closing of the private offering, the placement agent was issued an aggregate of 16,401 five-year stock purchase warrants to purchase shares at $3.30 per share, which are also outstanding at year-end. In October 2019, the board of directors of the Company and the holders of a majority of the outstanding shares of common stock adopted the 2019 Incentive Plan. Under the 2019 Incentive Plan, the Company reserved up to 500,000 shares of common stock for issuance to officers, directors, employees, and consultants. On November 12, 2021, we issued options to purchase an aggregate of 15,000 shares to three outside members of our board of directors. The options issued to directors are ten-year options and were fully vested upon issuance. The Company recognized $26,250 of stock-based compensation expense resulting from the option issuance. The Company used the Black-Scholes option-pricing model to calculate the compensation expense using an estimated risk-free return of 2% with a 37.5% volatility factor for the 10-year option term.

NOTE 5 – LONG-TERM DEBT

The Company had the following long-term debt obligations as of:

	January 2, 2022	January 3, 2021

Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling
$22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031.
Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate"
plus .75%, or 3.45% . These notes mature on June 28, 2036. The notes are secured by mortgages covering the Company's ten operating locations. The notes are guarenteed
by BT Brands, Inc. and a shareholder of the Company.	$3,027,971	$-

Notes payable with interest at 4.75%. Secured by eight of the Company's locations and the
personal guaranty of a Company shareholder. These notes were paid in full on June 28, 2021.	-	2,884,650

Note payable with interest at 5.50%. Secured by the Company's West St. Paul location
and the personal guaranty of a Company Shareholder. This note and was paid in full in April 2021.	-	185,219

Note payable with interest at 4%. Secured by property held for sale in Richmond, Indiana and the
personal guaranty of a shareholder of the Company. This note was paid in full in December 2021.	-	141,125

Minnesota Small Business Emergency Loan dated April 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest
at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	22,000	27,500
	3,049,971	3,238,494
Less - unamortized debt issuance costs	(46,999)	(54,205)
Current maturities	(169,908)	(245,306)
Total	$2,833,064	$2,938,983

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows:

1/1/2023	$169,908
12/31/2023	175,703
12/29/2024	181,597
12/28/2025	187,910
1/2/2027	188,840
Thereafter	2,146,013

$3,049,971

NOTE 6 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI), totaling $179,000. The Company’s CEO, Gary Copperud, was and continues to serve as Chairman of the Board of Directors of NGI. The Company’s Chief Operating Officer, Kenneth Brimmer, is a member of the Board of Directors of NGI and serves as its Chief Financial Officer on a contract basis. At the time the loans were made, Mr. Copperud controlled approximately 34% of the outstanding equity of NGI. On March 2, 2020, the due date of the loans was extended to August 31, 2020. In consideration of the loan maturity extension, the Company received 179,000 shares of NGI common stock and warrants to purchase 358,000 shares at $1.00 per share through March 23, 2023, effective February 2, 2022, was extended to a March 23, 2028 expiration. The warrant term extension was granted in consideration for the Company’s investment of $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock on February 2, 2022, including a five-year warrant to purchase 57,250 shares at $1.65 per share. The NGI common stock and common stock purchase warrants received by the Company in March 2020 were recorded in 2020 at a value determined by the Company of $75,000. The investment in NGI does not have readily determinable market value. The NGI investment is carried at the cost determined by the Company when the shares and warrants were received, which the Company continues to believe is reasonable.

NOTE 7 – MAJOR VENDOR

Approximately 75% of the Company’s product purchases for the year ended January 2, 2022, were from one vendor. On January 2, 2022, the amount due to the major vendor totaled $229,046. In fiscal 2020, approximately 83% of the Company’s purchases were from the same vendor. On January 3, 2021, the amount due to this vendor was $171,545

NOTE 8 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 9 – LAND LEASE

The Company is a party to a month-to-month land lease agreement for one of its locations. The net book value of the building located on this land is approximately $19,200. The monthly lease payment is $1,600.

NOTE 10 – ACQUISITION

On March 2, 2022, a newly formed subsidiary of the Company acquired the assets of an operating restaurant located in Indian Rocks Beach, Florida. The acquired assets have operated as Keegan’s Seafood Grille (“Keegan’s”) for more than 35 years, primarily serving the Clearwater and St. Petersburg, Florida markets. As part of the purchase, we acquired the Keegan’s Seafood Grille tradename, and we plan to operate the property under the Keegan’s Seafood Grille name. The Keegan’s assets were acquired for $1,150,000 in cash. The Company has not yet finalized the allocation of the purchase price. At the time of purchase, we entered into a 132-month triple-net lease for the property occupied by Keegan’s with an initial rent of $5,000 per month increasing annually at the greater of 3% or the increase in the Consumer Price Index over that period.

Item 9. Changes in and Disagreements with on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our CEO, who serves as our principal executive officer, and our CFO, who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K.  Our CEO and CFO have, as of January 2, 2022, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure

(2) Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. We have established and maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management including our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of January 2, 2022.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment process, we previously concluded that we had not designed and maintained effective controls over the completeness and accuracy of the accounting for, and disclosure of, the income tax effects of acquired assets. Specifically, we did not identify and reconcile deferred income taxes associated with the accounting for acquired assets and the related tax provision. During the preparation of financial statements for the fiscal year ended January 3, 2021, we determined that the deferred tax liability related to the difference between the tax basis and book value of acquired assets was not correctly calculated. We concluded that the error was not material to any prior annual periods; however, we determined it was appropriate to revise our consolidated financial statements and accordingly, the previously reported results were corrected through a revision of the consolidated financial statements for the years ended December 29, 2019, and December 30, 2018.

          We have implemented and continue to adopt measures to remediate the underlying causes of the material weakness noted above. Although we plan to complete this remediation process as quickly as possible, we cannot determine if our measures will be successful in remediating this material weakness therefore, we concluded that we did not maintain effective internal control over financial reporting as of January 2, 2022.

Changes in Internal Control Over Financial Reporting

During the 13 weeks ended January 2, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting materially.

Item 9B. Other Information.

                None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	63	Chief Executive Officer and Director
Kenneth Brimmer	66	Chief Operating Officer and Chairman
Allan Anderson	68	Director
Terri Tochihara-Dirks	60	Director
Steven W. Schussler	66	Director

Background Information about our Officers and Directors

Gary Copperud has served as the Chief Executive Officer and a director of the Company since July 31, 2018, when we completed the Share Exchange. He was a founding member of BTND in 2007 and served as BTND’s managing manager and Chief Financial Officer from its inception until completion of the Share Exchange. Mr. Copperud has been a managing director of BTND Trading, LLC since 2016. Mr. Copperud was a founding shareholder of Next Gen Ice, Inc., a provider of automated ice delivery systems to convenience stores and other markets, in June 2019, and has served as the Chairman of the Board of Next Gen Ice since July 2019. From 1998 through April 2007, he was a director of STEN Corporation, resigning when BTND acquired Burger Time assets. In addition, Mr. Copperud served as the President of STEN’s Burger Time Acquisition Corporation subsidiary from July 2004 until April 2007. Since 1993, Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with real estate and securities holdings. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and development. We believe Mr. Copperud’s long tenure as a managing member of BTND, as well as his prior experience as a member of the board of directors of a public company, qualifies him to serve on our board of directors.

Kenneth Brimmer has served as the Chief Operating Officer, Chief Financial Officer, Chairman of the company’s board of directors and Principal Accounting Officer since July 31, 2018. Mr. Brimmer also has served as a member of the board of directors of Next Gen Ice, Inc. since October 2019 and currently serves as the Chief Financial Officer of Next Gen Ice, Inc. Mr. Brimmer has a wide range of experience, including several early-stage and rapidly growing businesses, serving at various times as President, Chief Executive Officer, and a director and Audit Committee Chairman of several public and private companies. Mr. Brimmer previously was the Chief Executive Officer of Hypertension Diagnostic, Inc. and its subsidiary HDI Plastics, Inc. (“HDI”). He has served on the board of HDI since 1998 and was its CEO from September 2012 until May 2020. Mr. Brimmer is the CEO of privately-held Brimmer Company, LLC, which has provided consulting management services to BT Brands and Next Gen Ice, Inc. He also has served as CEO of STEN Corporation, a currently inactive former diversified business since October 2003. Mr. Brimmer was a Director of Landry’s Restaurants from June 2004 until April 2017 and served on the Audit and Compliance Committee of its Golden Nugget – New Jersey Casino. Previously, he was President of Rainforest Cafe, Inc., which grew from start-up to over 6,000 employees from April 1997 until April 2000, and he was Treasurer from its inception in 1995 until April 2000. During the time Mr. Brimmer served as Treasurer of Rainforest Cafe, Rainforest raised over $200 million in a combination of private and public stock offerings. Prior to Rainforest, Mr. Brimmer was employed by Berman Consulting, LLC, a financial and investment management company, from 1990 until April 1997. Mr. Brimmer has a degree in accounting and worked as a certified public accountant (inactive) in the audit division of Arthur Andersen & Co. from 1977 through 1981. We believe Mr. Brimmer’s long and varied career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on and chair our board of directors.

Allan Anderson joined our board of directors as an independent director has served as the chairman of our audit committee since our common stock and warrants were listed on The Nasdaq Stock Market. In 2021, Mr. Anderson founded privately-held ReliaFund Inc., for which he has served in various executive capacities. ReliaFund provides electronic payment processing and reporting services for small businesses. From 1975 to 1984, Mr. Anderson was employed in the Audit Division of Arthur Andersen & Co., serving as an Audit Manager. Mr. Anderson has served as a chief financial officer (or equivalent) for several private companies. He previously served as an independent member of the board of directors of publicly-held STEN Corporation, including serving as Chairman of its Audit Committee. STEN Corporation is the entity from which the Company purchased its restaurant assets in 2007. Messrs. Copperud and Brimmer were also directors of STEN. Mr. Anderson holds a bachelor of arts degree in accounting from Southwest State University and was formerly licensed as a certified public accountant, which is now inactive. We believe that Mr. Anderson is qualified to serve on our board of directors and as the chair of our audit committee because of his education, experience in accounting and audit work, and experience working at several companies as the chief financial officer.

Terri Tochihara-Dirks joined our board of directors as an independent director and serves as the chair of our compensation committee and a member of the audit committee commencing on the date our common stock and warrants were listed on The Nasdaq Stock Market. Since 2008, Ms. Tochihara-Dirks has been the co-owner, with her husband, of The Oberon Assisted Living, a privately held healthcare community in Arvada, Colorado. Her day-to-day responsibilities include Operations and Infection Prevention. From 1986 to 2006, she held various positions with AT&T retiring in 2006 as the Mountain States Region Vice President of Sales for AT&T. Ms. Tochihara-Dirks has served on several not-for-profit Boards of Directors, including the Denver Chamber of Commerce and Denver Junior Achievement. We believe that Ms. Tochihara-Dirks is qualified to serve on our board as the chair of the compensation committee and as a member of our audit committee because of her broad business experience operating her own business and as an executive of a multi-national corporation.

Steven W. Schussler joined our board of directors as an independent director and has served as a member of our audit committee since November 12, 2021, the date our common stock and warrants were listed on The Nasdaq Stock Market. From March 2012 until January 2019, Mr. Schussler served as a director of Kona Grill, a publicly-traded restaurant company based in Scottsdale, Arizona, which operated more than 40 restaurants in 23 U.S. states and three foreign countries. Mr. Schussler also served as Co-CEO of Kona Grill from November 2018 until January 2019. Following Mr. Schussler’s resignation from Kona Grill, Kona Grill filed for bankruptcy protection on April 30, 2019. In September 2019, the assets of the Kona Grill were sold to One Group Hospitality, Inc. Mr. Schussler was the founder, Executive Vice-President and a member of the board of directors of Rainforest Cafe, Inc., a NASDAQ-listed company. Rainforest Cafe, Inc was acquired by Landry’s Restaurants, Inc. in 2000. Since 2000, Mr. Schussler has been the owner and Chief Executive Officer of Schussler Creative, Inc., a restaurant development concept company that has created several restaurant concepts, including The Boathouse, a waterfront restaurant located in Disney Springs in Orlando, Florida, T-Rex Café, a restaurant and retail store located in Disney Springs in Orlando, Florida, as well as Yak & Yeti, an Asian restaurant located inside Disney’s Animal Kingdom in Orlando, Florida. Schussler Creative, Inc. sold a controlling interest in T-Rex Café and Yak & Yeti to Landry’s in 2006. Mr. Schussler frequently speaks on the topics of entrepreneurship and leadership. He is the author of “It’s A Jungle In There: Inspiring Lessons, Hard-Won Insights, and Other Acts of Entrepreneurial Daring.” We believe that Mr. Schussler is qualified to serve on our board and as an audit committee member based on his extensive restaurant and public company experience.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the board of directors’ discretion.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial ownership reports and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe that all required Section 16(a) reports were made on a timely basis during 2021.

Board Composition

Our bylaws provide that the size of our board of directors will be determined from time to time by resolution of our board of directors. Currently, our board comprises five members, three of whom qualify as “independent” directors under any applicable standard.

Election of Directors

Our bylaws provide that a majority vote of our stockholders will elect a member of our board of directors.

Independence of our Board of Directors and Board Committees

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of “independent directors,” as defined in such rule, subject to specified exceptions. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions: each member of a listed company’s audit, compensation and nominating committees be independent as defined under the NASDAQ Listing Rules; audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act; and compensation committee members also satisfy an additional independence test for compensation committee members under the NASDAQ Listing Rules. If a listed company does not have a nominating committee, as permissible under NASDAQ Listing Rules, director nominees must either be selected or recommended for the Board’s selection by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate.

Our board of directors has evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors determined that Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The other seated directors will not be considered independent because each is an officer of the Company.

Leadership Structure of the Board

Our current bylaws provide our board of directors with the flexibility to combine or separate the positions of Chairman of our board of directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of the Company.

The board of directors currently separates the roles of Chief Executive Officer and Chairman of the board of directors to recognize the differences between the two roles. Our Chief Executive Officer, who is also a member of our board of directors, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the board of directors provides guidance to the Chief Executive Officer, sets the agenda for the board meetings, presides over meetings of the board of directors and seeks to reach a consensus on board decisions. Although these roles are currently separate, the Board believes it should be able to freely select the Chairman of the board of directors based on criteria that it deems to be in the best interest of the Company and its stockholders. Therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the board of directors.

Role of Board in Risk Oversight Process

Our board of directors has oversight responsibility for the Company’s risk management process. The board of directors administers its oversight function through committees, retaining responsibility for general oversight of risks. The committee chairs will be responsible for reporting findings regarding material risk exposure to the board of directors as quickly as possible. The board of directors delegates to the audit committee oversight responsibility to review our code of ethics, including whether the code of ethics is successful in preventing illegal or improper conduct, and our management’s risk assessments and management’s financial risk management policies, including the policies and guidelines used by management to identify, assess, and manage our exposure to financial risk. Our compensation committee assesses and monitors any significant compensation-related risk exposure, and the steps management should take to monitor or mitigate such exposure.

Meetings of the Board and Stockholders

Our board of directors held one telephonic during 2021 and acted unanimously with written consent. Because our common stock and warrants were listed on Nasdaq in the fourth quarter, one Audit Committee meeting was convened, which was attended by all committee members, and no Compensation Committee meetings were held in 2021. We did not hold an annual meeting in 2021. Our policy is that all directors must attend all stockholder meetings, barring extenuating circumstances.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. Upon the commencement of the trading of our common stock on NASDAQ, these committees will include an audit committee and a compensation committee. In addition, as permitted by Nasdaq Listing Rule, the independent directors on our board will fulfill the responsibilities of a nominating and corporate governance committee. The composition and duties of each committee are described below. Members will serve on committees until their resignation or otherwise determined by our board of directors. Each of these committees has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ Listing Rules, which we will post on the investor relations section of our website upon the completion of this offering.

Audit Committee

Our audit committee comprises Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler. Our board of directors has determined that all of the members of the Audit Committee are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Anderson is the chair of the audit committee. Our board of directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Our independent registered public accounting firm and management periodically met privately with our audit committee once during 2021.

Our audit committee will assist our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our audit committee will be responsible for, among other things:

•	selecting, retaining and replacing independent auditors and evaluating their qualifications, independence, and performance;

•	reviewing and approving the scope of the annual audit and audit fees;

•	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;

•	reviewing adequacy and effectiveness of internal control policies and procedures;

•	approving the retention of independent auditors to perform any proposed permissible non-audit services;

•	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;

•	preparing the audit committee report that the SEC requires in our annual proxy statement; and

•	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

Compensation Committee

Our compensation committee comprises Ms. Tochihara-Dirks and Mr. Anderson. Ms. Tochihara-Dirks is the chair of the compensation committee. Our board of directors has determined that Ms. Tochihara-Dirks and Mr. Anderson are independent as defined under the NASDAQ Listing Rules and satisfy NASDAQ’s additional independence standards for compensation committee members. In addition, both Ms. Tochihara-Dirks and Mr. Anderson are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our compensation committee assists our board of directors in discharging its responsibilities relating to the compensation of our executive officers. Under its charter, our compensation committee will be responsible for, among other things:

•	recommending to our board of directors for approval compensation and benefit plans;

•

reviewing and approving annually corporate and personal goals and objectives to serve as the basis for the CEO’s compensation, evaluating the CEO’s performance in light of those goals and objectives and determining the CEO’s compensation based on that evaluation;

•	determining and approving the annual compensation for other executive officers;

•	retaining or obtaining the advice of a compensation consultant, outside legal counsel, or other advisors;

•	approving any grants of stock options, restricted stock, performance shares, stock appreciation rights, and other equity-based incentives to the extent provided under our equity compensation plans;

•	reviewing and making recommendations to our board of directors regarding the compensation of non-employee directors; and

•	reviewing and evaluating the performance of the compensation committee, including compliance with its charter.

Board Diversity

Upon the effectiveness of this offering, the independent members of our board of directors will review with our entire board on an annual basis the appropriate characteristics, skills, and experience required for our board of directors as a whole and its members. In evaluating the suitability of individual candidates (both new candidates and current members), we expect that the independent members of our board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a board member or executive officer of another publicly held company;

•	diversity of expertise and experience in substantive matters about our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq listing rules. We have filed a copy of our form of the Code of Ethics and Business Conduct as an exhibit to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative, or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. We also intend to post amendments to our Code of Ethics and Business Conduct or waivers of its requirements on our website, www.itsburgertime.com.

Certain Legal Proceedings

None of the Company’s directors or executive officers have been involved, in the past ten years and in manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer, in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws.

Limitation of liability and indemnification matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Wyoming law. Consequently, our directors will not be personally liable to our stockholders or us for monetary damages for any breach of fiduciary duties as directors, except liability for:

●	any act or omission that involves intentional misconduct, fraud or a knowing violation of law; or

●	any unlawful payment of distributions in violation of the Wyoming Business Corporation Act.

Each of our articles of incorporation and bylaws provides that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Wyoming law. Our bylaws also obligate us to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of their actions in that capacity regardless of whether we would otherwise be permitted to indemnify them under Wyoming law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers, and other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses, including, among other things, attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions included in our articles of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit our stockholders and us. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2020 and 2021 fiscal years by our principal executive officer and principal financial officer. No other officer or employee of the Company received total compensation for either 2020 or 2021, as determined in accordance with Item 402 of Regulation S-K, which exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Copperud, Chief Executive Officer	2021	150,000	100,000	0	0	0	0	250,000
	2020	150,000	100,000	0	0	0	0	250,000

Kenneth W. Brimmer, Chief Operating Officer	2021	0	100,000	0	0	0	66,000	166,000
	2020	0	50,000	0	0	0	48,000	98,000

During fiscal years 2020 and 2021, we paid Mr. Copperud a salary of $150,000 to serve as the Chief Executive Officer. He will receive an annual salary of $250,000 plus a discretionary bonus for 2022.

Effective in December 2019, the Company agreed with Brimmer Company, LLC, to retain Mr. Brimmer’s services as Chief Operating Officer and Chief Financial Officer for a fee of $4,500 per month for 2020, which was increased to $5,500 per month for 2021. In addition, in 2021, Brimmer Company, LLC was paid a $50,000 bonus based on the company’s financial performance and a $50,000 payment for services rendered in connection with the Company’s successful public stock offering. Effective January 1, 2022, Mr. Brimmer was employed by the Company as full-time Chief Financial Officer and Chief Operating Officer with an annual salary of $150,000 plus a discretionary incentive award determined by the Compensation Committee of the Board of Directors.

Except as described above, the Company is not a party to any agreements with its officers.

Director Compensation

Prior to our initial public offering, we did not pay our directors any compensation.

Upon closing our initial public offering and our listing on The Nasdaq Stock Market in the fourth quarter of 2021, Allan Anderson, Teri Tochihara-Dirks, and Steven Schussler joined our board of non-employee directors. We agreed to pay each such non-employee director $500 for each board meeting attended and $250 for each committee meeting attended. In addition, we issued fully vested options to each person to purchase 5,000 shares of common stock under the 2019 Incentive Plan, which are exercisable at $5.00 per share and expire ten years after the grant date. We also have agreed to issue to each such person options to purchase 2,000 shares of common stock during each year that such person serves on the board of directors.

In our 2022 fiscal year, our board of directors will determine the form and amount of director compensation after reviewing recommendations made by the Compensation Committee.

Compensation Plans

2019 Incentive Plan

In October 2019, our board of directors and stockholders adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”). An aggregate of 500,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan Administrator may grant awards to any employee, director, consultant, or other person providing services to us or our affiliates. As of the date of this Annual Report, we have awarded an aggregate of 4,500 shares of common stock as a stock bonus to thirty of our senior employees.

The Board administers the Plan. The Plan Administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount, and terms of such awards, and the objectives and conditions for earning such awards. The Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock Units, performance share or Unit awards, stock bonuses, and other stock-based awards and cash-based incentive awards.

Stock Options. The Plan Administrator may grant to a participant options to purchase our common stock that qualifies as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise, will be determined by the Plan administrator. The Plan Administrator in its discretion, will determine the exercise price for stock options, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights. The Plan Administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The Plan administrator will determine the exercise price for a SAR at its discretion, provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units. The Plan administrator may award a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted units”). The Plan administrator determines the terms and conditions of restricted share and restricted unit awards.

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance and may be settled in the form of common stock, cash, or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and/or the achievement of performance conditions.

Performance Awards. The Plan Administrator may grant performance awards to participants under such terms and conditions as the Plan Administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock, or a combination thereof, as determined by the Plan administrator.

Other Stock-Based Awards. The Plan Administrator may grant equity-based or equity-related awards referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted Units, or performance awards. The Plan Administrator will determine the terms and conditions of each other stock-based award. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

Cash-Based Awards. The Plan Administrator may grant cash-based incentive compensation awards, which would include performance-based annual cash incentive compensation to be paid to covered employees subject to Section 162(m) of the Code. The Plan Administrator will determine the terms and conditions of each cash-based award.

Outstanding Equity Awards at Fiscal Year-End

As of January 2, 2022, we had not issued any awards to officers under the 2019 Incentive Plan; we have awarded options to purchase an aggregate of 15,000 shares of common stock to our independent directors, which are exercisable at a price of $5.00 per share and expire ten years after the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of the Company’s common stock beneficially owned as of March 15, 2022, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The percentage of shares beneficially owned is computed based on 6,482,502 shares of our common stock and vested officer and director stock options outstanding as of March 15, 2022.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2022. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each person listed below is c/o the Company, 405 Main Avenue West, Suite 2D, West Fargo, ND 58078.

Name of Beneficial Owner Officers and Directors	Number of Shares	Percentage

Gary Copperud (1)(2)	1,118,340	17.21%
Kenneth Brimmer (3)	95,000	1.46%
Allan Anderson (4)	5,000	*
Terri Tochihara-Dirks (4)	5,000	*
Steven W. Schussler (4)	5,000	*
Total for all Officers and Directors	1,218,340	18.67%
5% Stockholders
Sally Copperud (1)	758,540	11.70%
Jeffrey A. Zinnecker(5)	760,540	11.70%
Samuel Vandeputte	346,290	5.34%
Trost Family Trust	346,290	5.34%

 __________

* Less than 1%.

(1)	Gary Copperud and Sally Copperud are husband and wife. Each such person disclaims beneficial ownership of the other’s shares of common stock.
(2)

Includes (i) 164,900 shares of common stock beneficially owned by the Katelyn J. Copperud Trust and 164,900 shares of common stock beneficially owned by the Blake W. Copperud Trust, for which trusts Mr. Copperud is the sole trustee. (ii) options to purchase 20,000 shares of common at $2.50 per share that are exercisable within 60 days of this Report, and (iii) warrants to purchase 5,000 shares of common stock at $5.50 per share purchase in the Company’s purchased in the Company’s November 2021 stock offering.

(3)

Effective February 9, 2022, Mr. Brimmer was granted an Incentive stock option to purchase 75,000 shares options shares of common at $2.50 per share. 15,000 options are exercisable within 60 days of this Report, the remaining 60,000 options l vest at the rate of 15,000 options per year for four years.

(4)	Represents options to purchase shares of our common stock.
(5)	Includes warrants to purchase 1,000 shares of common stock at $5.50 per share that Mr. Zinnecker purchased in the Company’s November 2021 initial public stock offering.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Transactions with Related Parties

Our Board has approved policies and procedures with respect to the review and approval of certain transactions between us and Related Parties (as defined below), which we refer to as our “Related-Party Transaction Policy.” The following is a summary of material provisions of our Related-Party Transaction Policy. Pursuant to the terms of our Related-Party Transaction Policy, any Related-Party Transaction (as defined below) will be required to be reported to the chair of the audit committee of our Board. The audit committee will then be required to review and decide whether to approve any such Related-Party Transaction.

For the purposes of our Related-Party Transaction Policy, a “Related-Party Transaction” is defined as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any Related Party had, has or will have a direct or indirect interest.

For the purposes of our Related-Party Transaction Policy, a “Related Party” is defined as any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer or a nominee to become a director; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owners in which such person has a beneficial ownership interest of 10% or more.

Transactions with Related Parties

Below we describe transactions and any series of related transactions to which we were a party, or may be a party, and which we have entered into since January 3, 2021, or is currently proposed, in which the amounts involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and any of our directors, executive officers or holders of more than five percent of our capital stock, or an affiliate or immediate family member of such persons, had or will have a direct or indirect material interest.

Gary Copperud has personally guaranteed each of the promissory notes evidencing loans on the real properties owned by the Company.

During August and October 2019, the Company entered into three Convertible Promissory Note C and Class A Warrant Purchase Agreements with Next Gen Ice, Inc. (“NGI”), a provider of automated ice delivery systems to convenience stores and other markets, under which it purchased three convertible promissory notes totaling the principal amount of $179,000 (the “NGI Notes”). Gary Copperud, our chief executive officer and a member of our board of directors, is a founder and member of the board of directors of NGI. Through affiliated entities controlled by Mr. Copperud, Mr. Copperud controls in excess of 50% of the outstanding stock of NGI and serves as Chairman of its board of directors. Initially, the NGI Notes were either (i) payable on March 2, 2020, with interest accrued at 14% per year, or (ii) convertible, at the option of the Company, into shares of NGI preferred stock in qualified financing as defined in the notes. The NGI Notes were repaid in full, including accrued interest in August 2020 following a March 3, 2020, Loan Modification and Extension Agreement pursuant to which the Company agreed to extend the maturity date of the NGI Notes to August 31, 2020. In consideration of the extension of the term of the NGI Notes: (i) NGI granted to the Company a security interest in all of NGI’s assets, (ii) NGI issued to the Company a warrant entitling it to purchase 179,000 shares of common stock of NGI for $1.00 per share at any time through March 31, 2023, and (iii) the founders of NGI, of which Mr. Copperud is one, agreed to transfer to the Company 179,000 shares of NGI common stock. Effective February 2, 2022, the expiration date of the warrants was extended to a March 23, 2028 expiration. The warrant term extension was granted in consideration for the Company’s investment of $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock on February 2, 2022, including a five-year warrant to purchase 57,250 shares at $1.65 per share.

Indemnification of Officers and Directors

Our articles of incorporation and amended bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Wyoming Business Corporation Act. Further, we intend to enter into indemnification agreements with each of our directors and officers. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement, or payment of a judgment under certain circumstances. For further information, see “Executive Compensation—Limitations of Liability and Indemnification Matters.”

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to the Company by Boulay, PLLP, the Company’s independent registered public accounting firm, for professional services rendered for the fiscal years ended January 2, 2022 (fiscal 2021) and January 3, 2021 (fiscal 2020):

	2021	2020
Fee Category
Audit Fees (1)	$92,465	$50,450
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	3,126
Total Fees	$92,465	$53,576

(1)

Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and review of registration statement related to our initial public offering, or services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended January 2, 2022, and January 3, 2021, respectively.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee is ultimately responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent registered public accounting firm. Our audit committee was seated in November 2021 upon closing our initial public offering. It approved our engagement of Boulay, PLLP, to conduct the audit of our financial statements for fiscal 2021. Commencing in fiscal 2022, our audit committee will undertake the full range of its responsibilities described above as detailed in the audit committee charter.

Prior to our initial public offering, the entire Board of Directors of the Company was responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm and for approving in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. In connection with our engagement of Boulay, PLLP for fiscal 2021, the entire Board of Directors reviewed each proposed engagement to determine whether the provision of services was compatible with maintaining the independence of the independent registered public accounting firm. All of the fees shown in the table above were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit Number	Description	Location Reference
3.1	Amended and Restated Certificate of Incorporation.	1
3.2	Amended and Restated Bylaws.	1
3.2.1	First Amendment to Amended and Restated Bylaws	2
4.1	Specimen stock certificate evidencing shares of common stock.	1
4.2	Form of Warrant issued to investors in the 2018 Private Placement of Securities.	1
4.3	Form of Placement Agent Warrant issued to Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*
10.1	Share Exchange Agreement dated July 31, 2018 by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust.	1
10.2	Form of Securities Purchase Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.3	Form of Registration Rights Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.4	Form of Placement Agent Agreement between the registrant and Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
10.5	Form of Registration Rights Agreement, dated July 31, 2019, by and between the registrant and certain stockholders.	1
10.6	Operating Agreement dated October 15, 1974 between American Dairy Queen Corporation and William N. Empey.	1
10.7	Assignment of Dairy Queen Operating Agreement by Weyer Investments Ltd. to BTNDDQ, LLC, including consent of American Dairy Queen Corporation	1
10.8	Distribution Agreement between Sysco Western Minnesota, Inc. and Sysco Cincinnati, Inc. and BTND, LLC dated June 3, 2018.	1
10.9	Promissory Note dated July 1, 2019 in the principal amount of $225,000 made by the registrant in favor of BTND Trading. LLC	1
10.10	2019 Incentive Plan and award agreements thereunder.	2+
10.11	Loan Modification and Extension Agreement dated March 2, 2020, between the registrant and Next Gen Ice, Inc.	*
10.12	Purchase Agreement dated March 2, 2022, by and between BT Brands, Inc. and Keegan’s Seafood Grille, Inc.	3
10.13	Lease Agreement dated March 2, 2022, by and between BT Brands, Inc. and NFK Properties, LLC, with respect to the real property located at 1519 Gulf Boulevard, Indian Rocks Beach, Florida 33785.	3
21.1	Subsidiaries of the Registrant	*
23.1	Consent of Boulay PLLP	*
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

		*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

1	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.
2	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2019.
3	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2022.
*	Filed herewith.

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

BT BRANDS, INC.

Date: March 16, 2022	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022

By: /s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer and Chairman)	March 16, 2022

By: /s/ Allan Anderson	Director	March 16, 2022

By: /s/ Steven Schussler	Director	March 16, 2022

By: /s/ Terri Tochihara-Dirks	Director	March 16, 2022

