Form 10-Q
period 2022-04-03
BT Brands, Inc.
filed 2022-05-18
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 3, 2022
or
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
(307) 291-9885
(Registrant's telephone number, including area code)
NONE
(Former name former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.002 per share	BTBD	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	BTBDW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At May 16, 2022, there were 6,461,118 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition and prospects of BT Brands, Inc. and its wholly-owned subsidiaries (together, the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "targets," "intends," "could," "would," "anticipates," "potential," "confident," "optimistic" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

•	capital requirements and the availability of capital to fund our growth and to service our existing bank debt;
•	difficulties executing our growth strategy, including completing profitable acquisitions;
•	our anticipated use of the net proceeds from this offering;
•	economic uncertainties and business interruptions resulting from the coronavirus global pandemic and its aftermath;
•	following the global pandemic, it will be difficult for us to maintain recent sales gains, and we will likely experience a decline in comparable-store sales;
•

all risks of acquiring an existing restaurant business, including identifying a suitable target, completing comprehensive due diligence, the impact on our financial condition of the debt we may incur in acquiring the target, and the ability to integrate the target's operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions;

•	difficulties in increasing restaurant revenue and comparable restaurant sales;
•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;
•	changes in management, loss of key personnel, or an inability to attract, hire, integrate and retain skilled personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulation;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions and adverse weather and other unforeseen conditions, especially in the north-central United States where most of our restaurants currently are located;
•	protecting our intellectual property or breaches of security of confidential information.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates regarding those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 3, 2022	January 2, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,073,645	$12,385,632
Maketable securities	254,100	-
Receivables	15,830	72,251
Inventory	97,850	79,510
Prepaid expenses and other current assets	51,110	27,186

Total current assets	11,492,535	12,564,579

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,411,600	1,592,338
LAND AND BUILDINGS HELD FOR SALE	258,751	258,751
OPERERATING LEASE RIGHT-OF-USE ASSET	615,701	-
INVESTMENT IN RELATED COMPANY	304,000	75,000
GOODWILL	200,000	-
OTHER ASSETS, net	131,546	15,059

Total assets	$15,414,133	$14,505,727

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$403,328	$291,973
Current maturities of long-term debt	171,357	169,908
Current operating lease obligation	34,400	-
Accrued expenses	360,085	254,341
Income taxes payable	198,749	209,088

Total current liabilities	1,167,919	925,310

LONG-TERM DEBT, LESS CURRENT PORTION	2,790,728	2,833,064
NONCURRENT OPERATING LEASE OBLIGATION	582,117	-
DEFERRED INCOME TAXES	94,000	119,000
Total liabilities	4,634,764	3,877,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at April 3, 2022 and January 2, 2022	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 and 6,447,506 shares issued and outstanding at April 3, 2022 and January 2, 2022, respectively	12,922	12,895
Additional paid-in capital	11,324,035	11,215,696
Accumulated deficit	(557,588)	(600,238)

Total shareholders' equity	10,779,369	10,628,353

Total liabilities and shareholders' equity	$15,414,133	$14,505,727

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended,	13 Weeks Ended,
	April 3, 2022	April 4, 2021

SALES	$2,073,195	$1,940,872

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	721,583	731,954
Labor costs	607,710	565,492
Occupancy costs	174,638	136,548
Other operating expenses	119,867	123,209
Depreciation and amortization expenses	69,415	54,836
General and administrative expenses	291,061	105,338

Total costs and expenses	1,984,274	1,717,377

Income from operations	88,921	223,495
INTEREST EXPENSE	(28,271)	(38,571)
INCOME BEFORE TAXES	60,650	184,924
INCOME TAXES	(18,000)	(50,000)
NET INCOME	$42,650	$134,924
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.01	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,455,434	4,047,502

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)
Net income	-	-	-	134,924	134,924
Balances, April 4, 2021	4,047,502	8,095	497,671	(1,073,165)	(567,399)

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$10,628,353
Stock-based compensation	-	-	33,500	-	33,500
Exercise of common stock warrants	13,612	27	74,839	-	74,866
Net income	-	-	-	42,650	42,650
Balances, April 3, 2022	6,461,118	12,922	11,324,035	(557,588)	10,779,369

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks ended,
	April 3, 2022	April 4, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$42,650	$134,924
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	69,415	56,301
Amortization of debt issuance premium included interest expense	1,350	-
Deferred taxes	(25,000)	10,000
Stock-based compensation	33,500	-
Unrealized loss on available-for-sale securities	6,746	-
Changes in operating assets and liabilities, net of acquisition -
Receivables	56,421	14,483
Inventory	(8,291)	(7,018)
Prepaid expenses and other current assets	(23,924)	(7,143)
Other assets	(10,000)	-
Accounts payable	111,355	178,716
Accrued expenses	93,511	(177,971)
Income taxes payable	(10,339)	40,000
Net cash provided by operating activities	337,394	242,292

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets of Keegan's Seafood Grille	(1,150,000)
Purchase of property and equipment	(10,164)	(40,709)
Investment in related company	(229,000)
Other assets	(32,000)
Purchase of Maketable securities	(260,846)
Net cash used in investing activities	(1,682,010)	(40,709)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	74,866	-
Principal payments on long-term debt	(42,237)	(62,729)
Net cash provided by (used in) financing activities	32,629	(62,729)

CHANGE IN CASH	(1,311,987)	138,854

CASH, BEGINNING OF PERIOD	12,385,632	1,321,244
		-
CASH, END OF PERIOD	$11,073,645	$1,460,098

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$26,291	$37,106

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc., and its subsidiaries (the "Company,” "we,” "our,” "us,” or "BT Brands") and have been prepared in accordance with the U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation and have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended January 2, 2022. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of April 3, 2022, does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 2, 2022, and the related notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 2022.

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

The Company

BT Brands, Inc. (the "Company") was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective on July 30, 2018, the Company acquired 100% of BTND, LLC.

Business

As of April 3, 2022, we owned and operated eleven restaurants, including nine Burger Time fast-food restaurants, one Dairy Queen fast-food restaurant, and Keegan's Seafood Grille ("Keegan's"), a dine-in restaurant located in Florida. Our fast-food restaurants are all located in the North Central region of the United States. Our Burger Time restaurants feature a wide variety of burgers and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Our Dairy Queen restaurant offers the established Dairy Queen menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan's Seafood Grille has operated in Indian Rocks Beach, Florida, for more than thirty-five years and offers a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. Our revenues are derived principally from the sale of food and beverages at our restaurants, and branded retail merchandise accounts for an insignificant portion of our income.

The Company's Dairy Queen store is operated under a franchise agreement with International Dairy Queen. The Company pays royalty and advertising payments to the franchisor as required by the franchise agreement.

Fiscal Year Period

The Company's fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. All references to years in this report refer to the 13-week periods in the respective fiscal year periods. The fiscal year 2022 is 52 weeks ending January 1, 2023.

Cash

Cash and cash flows are reported net of outstanding checks and include amounts on deposit at banks and deposits in transit. At times, the bank deposits exceed the amount insured by the Federal Deposit Insurance Corporation. The Company also maintains cash deposits in brokerage in excess of the insured amount. The Company believes there is not a significant risk related to cash.

Fair Value of Financial Instruments

The Company's accounting for fair value measurements of assets and liabilities, including available-for-sale securities, is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy prioritizes unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

•

Level 2 inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the entire term of the asset or liability.

•	Level 3 Inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to fair value measurement in its entirety.

The carrying values of cash, receivables, accounts payable and other financial working capital items approximate fair value due to the short maturity nature of these instruments.

Equity investments in marketable securities are carried at fair value. At April 3, 2022, the $6,745 reduction from cost to fair value was not considered material and is included in general and administrative expenses. On April 3, 2022, the cost of marketable securities consisted of a single Nasdaq-listed level-one security with a cost of $260,845. This investment is reflected in the accompanying financial statements at April 3, 2022, at the level-one fair value quoted in an active market of $254,100.

Receivables

Receivables consist mainly of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages and supplies and is stated at lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from three to thirty years.

The Company reviews long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level for which cash flows can be identified at the restaurant level. In determining future cash flows, estimates are made by the Company for future operating results of each restaurant. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of acquired business assets.  In accordance with GAAP, goodwill is not amortized.  The Company periodically assesses goodwill for impairment. Management has estimated there is no impairment of goodwill at April 3, 2022,

Assets Held for Sale

As of April 3, 2022, a property in the St. Louis area, which has a carrying value of $0, and a property in Richmond, Indiana, are held for sale. The Company believes the Richmond property will be sold at or above the current-carrying cost of assets held for sale.

Income Taxes

Ths Company provides for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 uses an asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

As of April 3, 2022, the Company estimates a current tax provision at the combined federal and state statutory rate of approximately 27.5%

The Company has no accrued interest or penalties relating to income tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per share amounts if their effect is anti-dilutive. There were no dilutive shares as of the periods ending in 2022 and 2021.

Other Assets

Other assets include intangible assets that are the allocated fair value of trademarks and other assets purchased in the acquisition of Keegan's and the acquired Dairy Queen franchise. Where appropriate, the cost of intangible assets is amortized over the estimated useful life.

NOTE 2 – ACQUISITION

Restaurant Acquisition - Keegan's

On March 2, 2022, the Company, through its 1519BT, LLC subsidiary ("1519BT"), purchased the assets of Keegan’s Seafood Grille, a fresh seafood restaurant located in Indian Rocks Springs, Florida (“Keegan’s). Concurrent with the purchase, the Company entered into a 131-month lease for a location for the approximately 2800 square foot space Keegan's has operated in for more than 35 years. The Company acquired the Keegan's tradename as part of the purchase and will continue to operate under the Keegan's Seafood Grille name. The purchase price was approximately $1.150 million, paid in cash at closing.

The Keegan's acquisition was accounted for using the acquisition method of accounting following ASC 805 "Business Combinations." Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values based on information available as of April 3, 2022. The Company recorded provisional amounts for the acquired assets including goodwill as of April 3, 2022 and will complete the acquisition accounting once it finalizes its valuation analysis.

As a result of the Keegan’s acquisition, the Company provisionally recorded $200,000 in Goodwill, representing the excess of fair value over the purchase price of the identifiable assets, which is expected to be deductible for income tax purposes over fifteen years.

The following table presents the preliminary estimate of the fair value of the assets acquired and liabilities assumed in the Keegan's  transaction is:

Assets acquired:
Inventory	$10,049
Equipment	428,000
Leasehold improvements	450,000
Trademark, website and other intangibles	75,000
Total identifiable assets acquired	963,049

Liabilities assumed:
Gift card liability	13,049
Net assets acquired	950,000
Goodwill	200,000
Purchase price	$1,150,000

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 3, 2022	January 2, 2022
Land	$485,239	$485,239
Equipment	3,082,831	2,674,529
Buildings and leasehold improvements	1,800,014	1,322,085

Total property and equipment	5,368,084	4,481,853
Accumulated depreciation	(2,697,733)	(2,630,764)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$2,411,600	$1,592,338

Depreciation expense for the 13-week periods in 2022 and 2021 was $68,902 and $54,269, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	April 3, 2022	January 2, 2022
Accrued real estate taxes	$73,211	$103,615
Accrued bonus compensation	7,000	7,000
Accrued payroll	126,432	44,700
Accrued payroll taxes	14,599	8,424
Accrued sales taxes payable	80,714	50,414
Accrued vacation pay	17,663	17,663
Accrued gift card liability	23,622	10,036
Accrued franchise royalty	2,931	2,614
Other accrued expenses	13,913	9,875

	$360,085	$254,341

NOTE 5 - LONG TERM DEBT

The Company's long-term debt is as follows:

	April 3, 2022	January 2, 2022

Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling $22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages on Company owned properties. The notes are guarenteed by BT Brands, Inc. and a shareholder of the Company.	$2,987,109	$3,027,971

Minnesota Small Business Emergency Loan dated April 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	20,625	22,000
	3,007,734	3,049,971
Less - unamortized debt issuance costs	(45,649)	(46,999)
Current maturities	(171,357)	(169,908)

	$2,790,728	$2,833,064

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, the Company adopted the 2019 BT Brands Incentive Plan (the "2019 Incentive Plan"), under which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units and other stock and cash awards to eligible participants. The number of common shares reserved for issuance is 250,000. As of April 3, 2022, there were 5,000 shares available for a grant under the 2019 Plan.

During the year ended January 2, 2022, we issued options to purchase 15,000 shares of common stock under the "2019 Incentive Plan as stock awards to three directors of the Company in connection with their joining the board of directors. The options are exercisable at $5 per share through 2031. In the first quarter of 2022, the company granted 215,750 options to employees and consultants to purchase shares at $2.50 per share.

Stock options granted to employees and directors generally vest over two to five years, in monthly or annual installments, as outlined in each agreement. Options expire ten years from the date of grant. Compensation expense equal to the grant date fair value of the options is recognized in general and administrative expense over the applicable service period. Compensation expense for the first-quarter period in 2022 was $33,500 and was zero in the first quarter of 2021.

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

●	Stock price – Published trading market values of the Company's common stock as of grant date.
●	Exercise price – The stated exercise price of the stock option.
●	Expected life – The simplified method
●	Expected dividend – The rate of dividends that the Company expects to pay over the term of the stock option.
●	Volatility – Estimated volatility.
●	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award.

The Company recognized stock-based compensation expense in its consolidated statements of operations for the three and nine months ended April 3, 2022, as follows:

Information regarding the Company's stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contract Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 2, 2022	15,000	$5.00	9.3	$0
Granted	215,750	2.50		0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at April 3, 2022	230,750	$2.66	9.8	$0
Options exercisable at April 3, 2022	58,150	$3.13	9.7	$0

 The Black-Scholes option-pricing model was used to estimate the fair value of the stock options with the following weighted-average assumptions for the period ended April 3, 2022:

Fair value of options granted during the period	$1.392
Expected life (in years)	4.833
Expected dividend	$—
Expected stock volatility	63%
Risk-free interest rate	2%

On February 9, 2022, the Board of Directors and its Compensation Committee approved a proposal wherein senior management of the Company will be granted 250,000 shares of common stock as an award upon the Company's share price reaching $8.50 per share. Final approval of the plan is contingent upon shareholder approval of an expanded Incentive Stock Plan which is expected to be proposed at the next meeting of shareholders of the company.

NOTE 7 – LEASES

Concurrent with the acquisition of Keegan's assets, the Company entered into a lease for approximately 2,800 square feet of space the restaurant occupies. The terms of the 131-month lease provide for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, the Company recorded both an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 4% of the remaining lease obligation of $616,517 is reflected as a liability in the accompanying financial statements.

Because our lease for the Keegan location does not provide an implicit interest rate, we used our incremental borrowing rate of 4% to determine the lease payments' present value. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility costs and sales tax. In addition to the operating lease cost, the Company will incur certain variable lease costs, which are expected to average approximately $3,000 per month beginning in April 2022.

Following is a schedule of the approximate minimum future lease payments on the operating lease for the Keegans operating location as of April 3, 2022:

2022	$50,000
2023	61,650
2024	63,500
2025	67,400
2026	69,400
2027 and thereafter	459,050

Total future minimum lease payments	762,000
Less - interest	145,483
Present value of lease payments	$616,517

The Company is a party to a month-to-month land lease agreement for one of its Burger Time locations. The net book value of the building located on this land is approximately $ 18,500. The monthly lease payment is $1,600  plus the cost of property taxes.

The Company also rents corporate office space in West Fargo, North Dakota, and Minnetonka, Minnesota, for a monthly rent of approximately $2,200.

NOTE 8 - RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000 ("Notes"). The Company's CEO, Gary Copperud, is Chairman of the Board of Directors of NGI. The Company's Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI on a part-time contract basis. Mr. Copperud and a limited liability company controlled by him together own approximately 34% of the outstanding equity of NGI. The Notes were modified on March 2, 2020, and the maturity was extended to August 31, 2020. As part of the Note modification, the Company received 179,000 shares of common stock in Next Gen Ice from the founders of NGI, representing approximately 2% of NGI shares outstanding. The Company also holds warrants to purchase 358,000 shares of common stock for $1.00 per share, which were initially set to expire on March 31, 2023. Effective with the Company’s agreement to make an additional investment in February 2022, the expiration date of the 358,000 $1.00 stock purchase warrants was extended by five years to March 31, 2028. The common stock and common stock purchase warrants received by the Company were recorded at a value determined by the Company of $75,000. The Company has determined that its investment in NGI does not have a readily determinable market value. Therefore, it is carried at the cost determined by the Company when the shares and warrants were received. The Notes were repaid in August 2020 with interest. On February 2, 2022, the Company made an additional investment into NGI of $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock, including a five-year warrant to purchase 57,250 shares at $1.65 per share. The total value of the Company’s investment in NGI at April 3, 2022, is $304,000, comprised of the $75,000 value determined by the Company for the initial common shares and warrants and the $209,000 cost of the February 2, investment in the NGI Convertible Preferred Stock and Warrants.

NOTE 9 - CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. The Company is not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 10 – SUBSEQUENT EVENT

On May 11, 2022, the Company acquired the assets of an operating bakery and coffee shop located in Woods Hole, Massachusetts. The acquired assets have operated as Pie In The Sky Coffee and Bakery (“Pie Coffee”) for more than 20 years, near the Ferry Terminal in Woods Hole. Pie Coffee serves the local Woods Hole market and a significant seasonal market of visitors to Cape Cod and the Ferry Terminal. The Pie Coffee assets were acquired for $1,173,500 of cash. The Company has not yet finalized the allocation of the purchase price. At the time of purchase, we entered into a five-year triple-net lease for the property occupied by Pie Coffee with three 5-year renewal options. The initial rent of $10,000 per month for 24 months increases annually at 3% during the lease term and option periods.

RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, the "Company") should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended January 2, 2022.

Introduction

As of April 2, 2022, we owned and operated eleven restaurants, including nine Burger Time fast-food restaurants, one Dairy Queen fast-food restaurant, and Keegan's Seafood Grille, a dine-in restaurant located in Florida. Our fast-food restaurants are all located in the North Central region of the United States. Our Burger Time restaurants feature a wide variety of burgers and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Our Dairy Queen restaurant offers the established Dairy Queen menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan's Seafood Grille has operated in Indian Rocks Beach, Florida, for more than thirty-five years and offers a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. Our revenues are derived principally from the sale of food and beverages at our restaurants and branded retail merchandise, which accounts for an insignificant portion of our income.

                Our Burger Time operating principles include: (i) offering a "Bigger Burger" to deliver our customers "more good food for your money"; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process; and (iv) great tasting quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Operationally, we take several steps to maintain efficiency at our restaurants, including maintaining an inventory of typically less than $20,000 per store at any given time (which also allows for frequent deliveries of fresh food).

Our average customer transaction at Burger Time increased by 4% in the first three months of fiscal 2022 compared to 2021 and currently is approximately $12.10. This recent increase is principally the result of a menu price increase in 2021. Our sales trends are influenced by many factors, including the COVID pandemic, which was a positive for our sales. The environment remains challenging for smaller restaurant chains as competition from the major fast-food hamburger-focused business is intense.

In the fourth quarter of 2021, we completed an initial public offering of units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.50 per share. The net proceeds to the Company from the offering, including the exercise of the underwriter's option to purchase additional warrants, were approximately $10.7 million, after deducting underwriting discounts and commissions and payment of estimated offering expenses totaling approximately $1.3 million.

Material Trends and Uncertainties

There are industry trends that may have an impact on our business. These trends principally relate to the rapidly changing technology and food delivery area. The major companies in the restaurant industry have rapidly adopted and developed applications for the smartphone and mobile delivery, have aggressively expanded drive-through operations and have developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Further, the major industry participants have continued to strategically discount prices through promotions such as a "dollar menu." We expect these significant trends will continue.

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure in the remainder of 2022. Beef costs were stable in 2020 and since 2020 have increased by approximately 13.7% per pound. Given the competitive nature of the fast-food burger restaurant industry, in response to recent commodity price increases, we are planning to implement a price increase in the second quarter of 2022. It may be difficult to raise menu prices to cover future cost increases. In 2020 and 2021, a significant increase in business volume contributed to improved profit margins. Additional margin improvements may have to be achieved through operational enhancements, equipment advances and increased sales volumes to help offset any food cost increases due to the competitive state of the restaurant industry.

The general state of the economy influences restaurant customer traffic, our ability to staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions in which we have restaurants are ordered to close, or we may be forced to implement temporary voluntary closures or impose restrictions on operations due to a shortage of available workers. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the food service industry. Our principal strategy is to acquire multi-unit restaurant concepts and individual properties at attractive earnings multiples. Though we do not have plans to do so, we may, under certain circumstances, develop additional Burger Time locations. Other critical elements of our growth strategy encompass increasing same-store sales and introducing a campaign to boost brand awareness.

Expansion Through Acquisitions

We intend to make strategic and opportunistic acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses become available for acquisition frequently. We believe that we may be able to purchase either individual restaurant properties or multi-unit businesses at prices that provide an attractive return on our investment. Alternatively, we may acquire operating assets where a franchise program of the acquired foodservice business is concluded by management to be the most appropriate growth plan. We intend to follow a disciplined strategy of evaluating acquisition opportunities to ensure and enable the accretive and efficient acquisition and integration of additional restaurant concepts. Successful execution of our acquisition strategy will allow us to diversify our operations both into other dining concepts and geographic locations.

In evaluating potential acquisitions, we may consider the following characteristics, among others, that management considers relevant to each opportunity:

•	the value proposition offered by acquisition targets when comparing the purchase price to the potential return on our investment;

•	established, recognized brands within their geographic footprint;

•	steady cash flow;

•	track records of long-term operating performance;

•	sustainable operating results;

•	geographic diversification; and

•	growth potential.

Assuming we successfully acquire new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to expand the number of locations and increase comparable store sales and profits, as described below. We anticipate that by leveraging our management services platform, we will be able to achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire one or more restaurant chains or individual units near each other, we believe the concentration of operations will provide economic synergies for management functions, marketing, and advertising, supply chain assistance, staff training, and operational oversight.

Future Development of Additional Burger Time Restaurants

We may consider developing additional Burger Time locations. Conditions that might give rise to developing additional Burger Time locations include the opportunity to acquire and convert a property that previously had operated as a fast-food establishment at an attractive price in a location that fits within Burger Time's geographic footprint so that we may share service expenses, including advertising costs.

If we elect to open additional Burger Time restaurants, we expect that the development of these restaurants will, based on our experience, require a minimum of six to nine months after opening to achieve the targeted restaurant-level sales and operating margins. When we open a restaurant in new and untested markets, achieving targeted sales may take longer since the local population will not be familiar with our brand. Building brand awareness takes time in a new and untested market. How quickly new restaurants achieve their targeted sales and operating margin depends on many factors, including consumer familiarity with our brand and the availability of experienced managers and other staff. However, every restaurant has a unique opening sales pattern, which is difficult to predict.

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

Increase Brand Awareness

We appreciate that increasing brand awareness is essential to the growth of our Company. We will develop and implement forward-looking branding strategies for Burger Time and any acquired businesses. We will seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. In addition, we intend to develop mobile applications that will allow consumers to find restaurants, order online and earn rewards. We will deploy cross-over ads with radio and social media interaction. We expect our branding initiatives to evolve as we consummate acquisitions of restaurant concepts that appeal to distinct consumer markets in differing geographic areas.

Our ability to acquire or open new restaurants is predicated on the availability of capital for such purposes. We cannot be certain that capital will be available to us on acceptable terms, if at all.

First Quarter Highlights

On March 2, 2022, we consummated the acquisition of substantially all of the assets of Keegan's Seafood Grille, Inc., an operating restaurant located in Indian Rocks Beach, Florida. We acquired the assets for a purchase price of $1,150,000. The acquired assets have operated as Keegan's Seafood Grille for more than 35 years, primarily serving the Clearwater and St. Petersburg, Florida markets. As part of the purchase, we acquired the "Keegan's Seafood Grille" tradename, and we plan to continue to operate the property under the Keegan's Seafood Grille name.

Key Performance Indicators

We use comparable store sales metrics as indicators of sales growth to evaluate how our established stores have performed over time. We use comparable guest traffic to determine how established stores have performed over time, excluding growth achieved through menu price and sales mix change. Finally, we use average checks per guest to identify trends in guest preferences and the effectiveness of menu changes. We believe these performance indicators are useful for investors by providing a consistent comparison of sales results and trends across comparable periods within our core, established store base, unaffected by results of store openings, closings, and other transitional changes.

Results of Operations for the Thirteen Weeks Ended April 3, 2022, and the Thirteen Weeks Ended April 4, 2021

The following table sets forth our Condensed Statements of Operations for the fiscal periods indicated as a percentage of total revenues. Percentages below may not reconcile because of rounding.

	13 Weeks Ended,
	April 3, 2022	April 4, 2021
SALES	100.0%	100.0%
COSTS AND EXPENSES
Food and paper costs	34.8	37.7
Labor costs	29.3	29.1
Occupancy costs	8.4	7.0
Other operating expenses	5.8	6.3
Depreciation and amortization	3.3	2.8
General and administrative	14.0	5.4
Total costs and expenses	95.7	88.5
Income from operations	4.3	11.5
INTEREST EXPENSE	(1.4)	(2.0)
INCOME BEFORE TAXES	2.9	9.5
PROVISION FOR INCOME TAXES	(0.9)	(2.6)
NET INCOME	2.0%	6.9%

Net Revenues:

 Net sales for the fiscal first quarter of 2022 increased $132,323 or 6.8% to $2,073,195 from $1,940,872 in the first quarter of fiscal 2021. A decline in sales at Burger Time locations was attributable principally to the labor issues resulting in some curtailment of restaurant operating hours and poorer weather conditions than in the year-earlier period. These negative effects were offset by the contribution to sales of approximately one-month for Keegan's Seafood Grille, which was acquired on March 2, 2022, and contributed approximately $345,000 in sales during the quarter.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first quarter of fiscal 2022 decreased as a percentage of sales to 34.8% of restaurant sales from 37.7% of restaurant sales in the first quarter of fiscal 2021. This decrease resulted from a menu price increase in the second half of 2021 and relatively favorable pricing negotiated with the Company's ground beef supplier.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percent of restaurant sales were relatively stable at 79.7% of sales in the first fiscal quarter of 2022 compared to 80.2% in the same period of fiscal 2021. This was due primarily to an increase in sales which favorably impacted both fixed and semi-fixed costs and the matters discussed in the "Cost of Sales,” "Labor Costs,” "Occupancy,” and “Other Operating Cost" sections below.

Labor Costs:

For the first quarter of fiscal 2022, labor and benefits cost increased by $42,218 to $607,710, and labor costs as a percentage of sales increased to 29.3% of restaurant sales from 29.1% of restaurant sales the in fiscal 2021 first quarter. The increase in the rate resulted from an increase in new-hire wage rates offset by leveraging existing staffing levels as sales increased significantly from the previous year. The Company continued to benefit from minimal turnover in its unit restaurant management, which tends to cause unfavorable variations in labor costs. Payroll costs are semi-variable, meaning that they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses

For the first fiscal quarter of 2022, occupancy and other expenses increased by $34,748. As a percentage of sales, these costs increased to 14.2% of restaurant sales compared with 13.3% in a similar period in 2021. This increase is primarily the result of winter conditions increasing heating costs and snow removal expenses compared to the milder weather a year ago.

Depreciation and Amortization Expense:

For the first fiscal quarter of 2022, depreciation and amortization increased by $14,579 to $69,415 (3.3% of sales) from $54,836 (2.8% of sales) in the same period in fiscal of 2021. The company continues to reinvest in its properties to maintain and upgrade items such as point-of-sale equipment and HVAC equipment.

General and Administrative Costs

General and administrative costs increased 176.3% or $185,724 from $105,338 (5.4% of sales) in the first fiscal quarter of 2022 to $291,062 (14.0% of sales) in the first quarter of 2021. The increase in general and administrative costs is primarily the result of the transition to a public company following the Company's IPO in November 2021. Following the recent stock offering, the Company increased officer compensation over the year-earlier level and increased staff.

Income from Operations

Income from operations for the first fiscal quarter of 2022 was $88,921 compared to income from operations of $223,495 in the 2021 period. The change in income from operations in fiscal 2022 compared to fiscal 2021 was due to the significant increase in General and Administrative Expenses following the Company's initial public offering and the matters discussed in the "Net Revenues" and "Restaurant Operating Costs" sections above.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, prepared and presented according to GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, and depreciation and amortization. General and administrative costs are excluded as they are generally not specifically identifiable restaurant-specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	13-Week Period
	April 3, 2022	April 4, 2021
Revenues	$2,073,195	$1,940,872
Reconciliation:
Income from operations	95,667	223,495
Depreciation and amortization	69,415	54.836
General and administrative, corporate-level expenses	284,315	105,338
Restaurant-level EBITDA	449,397	383,689
Restaurant-level EBITDA margin	21.6%	19.8%

Liquidity and Capital Resources

For the 13 weeks ended April 3, 2022, the Company earned an after-tax profit of $42,650. Principally, as a result of the Company's public offering of common stock and warrants in November 2021, on April 3, 2022, the Company had $11,073,645 in cash and working capital of $9,905,672.

In May 2020, the Company received pandemic-related loans totaling $487,900; $460,400 was borrowed under the Small Business Administration's Paycheck Protection Program ("PPP"). The Company accounted for the loan's proceeds as a government grant under International Accounting Standard 20 ("IAS 20"), Accounting for Government Grants, and Disclosure of Government Assistance. Under IAS 20, the loan is initially recorded as deferred income on the balance sheet. Forgiveness income is recognized systematically over the qualifying expenses incurred when the Company determines that the forgiveness is reasonably assured. The loans were forgiven in 2021. As a result of the forgiveness of the PPP advances, the loan forgiveness was reflected as "Other Income" in 2020. Also, in May 2020, the Company borrowed $27,500 at no interest under the Minnesota Small Business Emergency Loan Program. Under the loan terms, the Company will seek loan forgiveness in 2022.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital, and, like many restaurant companies, we may operate with negative working capital. Our primary sources of liquidity and cash flows are operating cash flows and cash on hand. We use this to service debt, maintain our stores to operate efficiently, and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor. Generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Primarily as a result of a positive one-month contribution from the operations Keegan's in March 2022, we generated positive cash flow in the 13 weeks ending April 3, 2022. The winter months have historically been seasonally the slowest part of the Company's business.

Cash Flows Used in Investing Activities

In 2022 the Company has focused on identifying potential acquisition opportunities, including its purchase of Keegans on March 2, 2022.

Cash Flows Used in Financing Activities

A significant portion of the Company's cash flow is allocated to service the Company's debt.

Contractual Obligations

As of April 3, 2022, we had $3 million in contractual obligations relating principally to amounts due under mortgages on the real property on which stores are situated. Our monthly required payment is approximately $32,000.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs due to market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. To manage these risks, we do not enter into pricing agreements with our suppliers. Beef is our largest single food purchase, and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $175,000 of additional food costs for the Company annually.

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

Management believes that inflation has had a material effect on income in recent periods. A continuation of current cost trends in food, labor, and other operating costs could adversely affect the Company's operations. The Company generally has been able to increase menu prices or modify its operating procedures to offset increases in its operating costs.

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

Our business is subject to a wide range of federal, state, and local regulations, which are subject to change in ways we cannot now anticipate. We are uncertain as to the effect that changes in the regulatory environment may have on our Company.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

There has been no impact on our financial statements and our results of operations and financial condition as the result of the adoption of Recent Accounting Pronouncements, see "Part I, Item 1, Note 1. Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial conditions are based on our financial statements. Under GAAP, our financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures of contingent assets and liabilities. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

Jumpstart Our Business Startups Act of 2012

We qualify as an "emerging growth company" as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act to comply with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of specific accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period. As a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions outlined in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC's rules and forms. Disclosure Controls are also designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 3, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures under Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2022, our disclosure controls and procedures were not effective at a reasonable assurance as of the end of the period covered by this report because we lack the necessary corporate accounting resources to maintain adequate segregation of duties. We did not perform an effective risk assessment or monitor internal controls over financial reporting. Management is developing and implementing a series of accounting systems and procedure changes and internal controls intended to provide adequate controls over financial reporting.

Changes in internal control over financial reporting

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 2022.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022.

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

BT BRANDS, INC.

Date: May 18, 2022	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

