Form 10-Q
period 2022-07-03
BT Brands, Inc.
filed 2022-08-16
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	91-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, North Dakota	58078
(Address of principal executive offices)	(Zip Code)

(307) 223-1663
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

At August 10, 2022, there were 6,461,118 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, and prospects of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” or the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Forward-looking statements relate to anticipated or expected events, activities, trends, or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While we believe the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove accurate. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties, and regulatory developments (1) related to public health, which include risks and uncertainties related to COVID in its various forms, the impact of governmental regulations that have been and may in the future be, imposed in response to the pandemic which potentially could have an impact on discretionary consumer spending and (2) those discussed and described in our 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. Many of these risks and uncertainties are beyond our ability to control or predict; in many cases, the risks and uncertainties could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We expressly disclaim any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 3, 2022
	(Unaudited)	January 2, 2022
ASSETS
CURRENT ASSETS
Cash	$8,295,952	$12,385,632
Marketable securities	527,750	-
Receivables	36,068	72,251
Inventory	146,892	79,510
Prepaid expenses and other current assets	53,460	27,186

Total current assets	9,060,122	12,564,579

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,977,153	1,592,338
OPERATING LEASES RIGHT-OF-USE ASSETS	1,146,167	-
INVESTMENTS	1,549,828	75,000
GOODWILL	488,431	-
INTANGIBLE ASSETS	425,000	-
OTHER ASSETS, net	285,285	273,810

Total assets	$15,931,986	$14,505,727

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$498,257	$291,973
Current maturities of long-term debt	171,358	169,908
Current operating lease obligations	134,188	-
Accrued expenses	575,790	254,341
Income taxes payable	8,000	209,088

Total current liabilities	1,387,593	925,310

LONG-TERM DEBT, LESS CURRENT PORTION	2,750,279	2,833,064
NONCURRENT LEASE OBLIGATIONS	1,015,610	-
DEFERRED INCOME TAXES	51,510	119,000
Total liabilities	5,204,992	3,877,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at July 3, 2022 and January 2, 2022	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 and 6,447,506 shares issued and outstanding at July 3, 2022 and January 2, 2022, respectively	12,922	12,895
Additional paid-in capital	11,363,935	11,215,696
Accumulated deficit	(649,863)	(600,238)

Total shareholders' equity	10,726,994	10,628,353

Total liabilities and shareholders' equity	$15,931,986	$14,505,727

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended	26 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
SALES	$5,598,076	$4,323,555	$3,524,881	$2,382,683

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,786,828	1,636,053	1,311,373	908,760
Labor costs	435,920	1,186,719	1,179,118	621,227
Occupancy costs	332,181	303,654	261,282	167,106
Other operating expenses	178,701	252,081	212,314	128,872
Depreciation and amortization expenses	178,701	113,394	109,286	58,558
General and administrative expenses	746,717	220,982	455,656	110,983
Total costs and expenses	5,513,303	3,712,883	3,529,029	1,995,506
Income from operations	84,773	610,672	(4,148)	387,177

UNREALIZED LOSS ON MARKETABLE SECURITIES	(80,238)	-	(80,238)	-
INTEREST AND OTHER INCOME	9,473	-	9,473	-
INTEREST EXPENSE	(54,461)	(128,232)	(26,190)	(89,661)
EQUITY IN NET LOSS OF AFFILIATE	(14,172)	-	(14,172)	-
INCOME (LOSS) BEFORE TAXES	(54,625)	482,440	(115,275)	297,516
INCOME TAX (EXPENSE) BENEFIT	5,000	(135,000)	23,000	(85,000)
NET INCOME (LOSS)	$(49,625)	$347,440	$(92,275)	$212,516
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.01)	$0.09	$(0.01)	$0.05

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,458,276	4,047,502	6,461,118	4,047,502

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks ended,
	July 3, 2022	July 4, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(49,625)	$347,440
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	178,701	113,394
Amortization of debt issuance premium included in interest expense	2,700	54,205
Deferred taxes	(67,490)	28,000
Stock-based compensation	73,400	-
Unrealized loss on marketable securities	80,238	-
Loss on equity method investment	14,172	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	36,183	(12,721)
Inventory	(33,833)	(9,913)
Prepaid expenses and other current assets	(26,274)	(5,888)
Accounts payable	206,284	127,814
Accrued expenses	284,700	(161,074)
Income taxes payable	(201,088)	14,994
Net cash provided by operating activities	498,068	496,251

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	(1,150,000)	-
Acquisition of net assets of Pie In The Sky Coffee and Bakery	(1,159,600)	-
Investment in Bagger Dave's Burger Tavern, Inc.	(1,260,000)	-
Purchase of property and equipment	(159,491)	(67,003)
Investment in related company	(229,000)	-
Purchase of marketable securities	(607,988)	-
Other assets	(12,500)	-
Net cash used in investing activities	(4,578,579)	(67,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	3,107,100
Principal payment on long-term debt	(84,035)	(3,077,784)
Proceeds from exercise of common stock warrants	74,866	-
Payment of debt issuance costs	-	(49,699)
Payment of deferred offering costs	-	(9,192)
Net cash used in financing activities	(9,169)	(29,575)

CHANGE IN CASH	(4,089,680)	399,673

CASH, BEGINNING OF PERIOD	12,385,632	1,321,244
		-
CASH, END OF PERIOD	$8,295,952	$1,720,917

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$51,761	$68,700
Cash paid for income taxes	$209,088	$92,006

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	(Unaudited)

For the 26-week periods-		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$10,628,353
Stock-based compensation	-	-	73,400	-	73,400
Shares issued in exercise of warrants	13,612	27	74,839	-	74,866
Net loss	-	-	-	(49,625)	(49,625)
Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$10,726,994

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)
Net income	-	-	-	347,440	347,440
Balances, July 4, 2021	4,047,502	$8,095	$497,671	$(860,649)	$(354,883)

For the 13-week periods-		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total
Balances, April 3, 2022	6,461,118	$12,922	$11,324,035	$(557,588)	$10,779,369
Stock-based compensation	-	-	39,900	-	39,900
Net loss	-	-	-	(92,275)	(92,275)
Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$10,726,994

		Common Stock	Additional	Accumulated
	Shares	Amount	Paid-in Capital	(Deficit)	Total

Balances, April 4, 2021	4,047,502	$8,095	$497,671	$(1,073,165)	$(567,399)
Net income	-	-	-	212,516	212,516
Balances, July 4, 2021	4,047,502	$8,095	$497,671	$(860,649)	$(354,883)

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended January 2, 2022. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of July 3, 2022, does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 2, 2022, and the related notes included in our Form 10-K for the fiscal year ended January 2, 2022.

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

The Company

BT Brands, Inc. was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, the Company acquired 100% of BTND, LLC.

Business

As of July 3, 2022, BT Brands owned and operated twelve restaurants, including nine Burger Time restaurants in the North Central region of the United States, a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota, collectively (“BTND”). We own Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida, and Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop and bakery located in Woods Hole, Massachusetts. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers the franchisor proscribed menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan’s Seafood Grille has operated in Indian Rocks Beach, Florida, for more than thirty-five years and offers a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. Our revenues are derived from food and beverages at our restaurants; retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other souvenir items account for an insignificant portion of our income.

On June 2, 2022, BT Brands completed the purchase of 11,095,085 common shares representing 41.2% of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s”). We acquired the shares from the Bagger Dave’s founder for $1,260,000, or approximately $0.114 per share. Following the investment, representatives of BT Brands were appointed to two of the three positions on Bagger Dave’s Board of Directors. Bagger Dave’s specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are currently six Bagger Dave’s restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Our Dairy Queen location is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as required by the franchise agreement.

Fiscal Year Period

BT Brand’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2022 is 52 weeks ending January 1, 2023, and fiscal 2021 was a 52-weeks ending January 2, 2022.

Cash

At times, our bank deposits exceed the amount insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money market funds above the insured amount. We do not believe there is a significant risk related to cash.

Investment

Our 41.2% ownership of Bagger Dave’s is accounted for using the “equity method” of accounting. Under the equity method, our share of the net income (loss) is recognized as income (loss) in our condensed consolidated statements of income and added to (subtracted from) the investment account. Dividends received, if any, are deducted from the investment. See Note 9 for information regarding our related party investment.

Fair Value of Financial Instruments

Our accounting for fair value measurements of assets and liabilities, including available-for-sale securities, is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy prioritizes unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the measurement date.

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

The carrying values of cash, receivables, accounts payable, and other financial working capital items approximate fair value due to the short maturity nature of these instruments.

Investments in marketable equity securities are carried at fair value. On July 3, 2022, marketable securities consisted of Nasdaq-listed equity securities with a historical cost of $607,988. These investments are reflected in the accompanying financial statements on July 3, 2022, at the level-one fair value quoted in an active market of $527,750.

Receivables

Receivables consist of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from three to thirty years.

We review long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level for which cash flows can be identified at the restaurant level. In determining future cash flows, estimates are made by us for the future operating results of each restaurant. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of acquired business assets. In accordance with GAAP, Goodwill is not amortized. We periodically assess goodwill for impairment and have determined there is no impairment of Goodwill at July 3, 2022.

Intangible Assets

Intangible assets with estimated finite lives result from business acquisitions and include allocated cost of trademarks, tradenames, a covenant not to compete, websites, and social media accounts. The costs of purchased intangible assets are recorded at the estimated value and are amortized over 4 to 20 years.

Assets Held for Sale

As of July 3, 2022, a property in the St. Louis area, which has a carrying value of $0, and a property in Richmond, Indiana, are held for sale. We believe the Richmond property will be sold at or above its current-carrying cost. The remaining book value of $258,751 is included in Other Assets in the accompanying balance sheet.

Income Taxes

The Company provides for income taxes under Accounting Standards Codification (ASC), 740, Accounting for Income Taxes. ASC 740 uses an asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

As of July 3, 2022, we estimated a current tax provision at the net combined federal and state rate of approximately 27.5%.

The Company has no accrued interest or penalties relating to income tax obligations. There currently are no federal or state examinations in progress. The Company has not had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per share amounts if their effect is anti-dilutive. There were no dilutive shares for the periods ending in 2022 and 2021.

NOTE 2 – ACQUISITIONS

Restaurant Acquisition - Keegan’s

On March 2, 2022, BT Brands, through its 1519BT, LLC subsidiary (“1519BT “), purchased the net assets of Keegan’s, a fresh seafood restaurant located in Indian Rocks Springs, Florida. Concurrent with the purchase, we entered a 131-month lease for the approximately 2800 square foot space that Keegan’s has occupied for more than 35 years. We acquired Keegan’s tradename as part of the purchase and will continue to operate the business as Keegan’s Seafood Grille. The purchase price was approximately $1.15 million, paid in cash at closing.

The Keegan’s acquisition was accounted for using the acquisition method of accounting following ASC 805 “Business Combinations.” Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values. The Company recorded provisional amounts and will complete the acquisition accounting once it finalizes its valuation analysis.

As a result of the Keegan’s acquisition, we provisionally recorded $200,000 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

The following table presents the preliminary estimate of the fair value of the assets acquired, and liabilities assumed in the Keegan’s transaction:

Assets acquired:
Inventory	$10,049
Equipment	428,000
Leasehold improvements	450,000
Trademark, website, and other intangibles	75,000

Total identifiable assets	963,049
Assumed current liabilities	(17,260)
Net assets acquired	945,789
Goodwill	204,211
Purchase price	$1,150,000

Restaurant Acquisition – Pie In the Sky Coffee and Bakery

On May 11, 2022, our 10Water Street, LLC subsidiary (“10Water”) purchased the net assets of PIE, a bakery and coffee shop located in Woods Hole, Massachusetts. Concurrent with the purchase, we entered into a 60-month lease, including three additional five-year renewal options. The lease covers the approximately 3,500 square feet PIE has operated in for more than 20 years. We acquired the Pie in the Sky tradename and the piecoffee.com website URL as part of the purchase and will continue to operate as Pie in the Sky. The purchase price was approximately $1.16 million, including $1.15 million in cash paid at closing.

The acquisition of PIE was accounted for following ASC 805 “Business Combinations.” Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values based on information available as of the closing date. We recorded provisional amounts as of the purchase date and will complete the acquisition accounting once we finalize the valuation analysis.

As a result of the PIE acquisition, we provisionally recorded $270,100 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets, which is expected to be deductible for income tax purposes over fifteen years.

The following table presents our preliminary estimate of the fair value of the assets acquired and liabilities assumed in the PIE transaction is:

Assets acquired:
Inventory	$23,500
Equipment	400,000
Furniture and fixtures	125,000
Trademark, website, and other intangibles	50,000
Non-compete agreement	300,000

Total assets acquired	898,500

Assumed current liabilities	(23,120)

Net assets acquired	875,380
Goodwill	284,220
Purchase price	$1,159,600

NOTE 3 – INTANGIBLE ASSETS

At July 3, 2022, based upon our preliminary evaluation of the value of acquired assets, Intangible Assets are the following:

	Estimated Useful Life (Years)	Amount

Covenant not to compete	4	$300,000
Trademarks, tradenames, websites and social media accounts	20	125,000
		$425,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 3, 2022	January 2, 2022
Land	$485,239	$485,239
Equipment	3,417,413	2,674,529
Buildings and leasehold improvements	1,998,516	1,322,085

Total property and equipment	5,901,168	4,481,853
Accumulated depreciation	(2,680,610)	(2,630,764)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$2,961,807	$1,592,338

Depreciation expense for the 26-week periods in 2022 and 2021 was $177,676 and $113,394, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 3, 2022	January 2, 2022
Accrued real estate taxes	$88,800	$103,615
Accrued bonus compensation	59,139	7,000
Accrued payroll	228,127	44,700
Accrued payroll taxes	13,398	8,424
Accrued sales taxes payable	118,468	50,414
Accrued vacation pay	17,664	17,663
Accrued gift card liability	29,295	10,036
Accrued franchise royalty	6,494	2,614
Other accrued expenses	14,405	9,875

	$575,790	$254,341

NOTE 6 - LONG TERM DEBT

Our long-term debt is as follows:

	July 3, 2022	January 2, 2022

Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling $22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45% . These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	$2,946,685	$3,027,971

Minnesota Small Business Emergency Loan dated April 29, 2020 payable in monthly installments of $458.33 beginning December 15, 2020 which includes principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company.	19,250	22,000
	2,965,935	3,049,971
Less - unamortized debt issuance costs	(44,298)	(46,999)
Current maturities	(171,358)	(169,908)
	$2,750,279	$2,833,064

NOTE 7 - STOCK-BASED COMPENSATION

In 2019, the Company adopted the 2019 BT Brands Incentive Plan (the “2019 Incentive Plan”), under which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. The number of common shares reserved for issuance is 250,000. As of July 3, 2022, there were 13,400 shares available for a grant under the 2019 Incentive Plan.

During the year ended January 2, 2022, we issued options to purchase 15,000 shares of common stock under the “2019 Incentive Plan as stock awards to three directors of the Company in connection with their joining the board of directors. The options are exercisable at $5 per share through 2031. In the first half of 2022, we granted 220,750 options to employees and consultants to purchase shares at $2.50 per share.

Stock options granted to employees and directors vest over two to five years, in monthly or annual installments, as outlined in each agreement. Options expire ten years from the date of grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Compensation expense for the 26 weeks in 2022 was $73,400 and was zero in a similar period in 2021. Based on current estimates, we project that for current grants, approximately $230,000 in stock-based compensation expense will be recognized in future periods.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award.

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 2, 2022	15,000	$5.00	9.3	$0
Granted	220,750	2.50		$0
Exercised	0	0		$0
Canceled, forfeited, or expired	(8,200)	2.50		$0
Options outstanding at July 3, 2022	227,550	$2.67	9.8	$0
Options exercisable at July 3, 2022	59,150	$3.18	9.7	$0

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options with the following weighted-average assumptions for grants during the period ended July 3, 2022:

Fair value of options granted during the period	$1.39
Expected life (in years)	4.83
Expected dividend	$-
Expected stock volatility	63%
Risk-free interest rate	2%

On February 9, 2022, the independent members of the Board of Directors comprising its Compensation Committee approved a proposal wherein, so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be granted 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days. Final approval of the proposal is contingent upon shareholder approval of an increase in the number of shares available under the 2019 Incentive Plan, which is expected to be proposed at the next meeting of shareholders.

NOTE 8 – LEASES

Concurrent with the closing of the acquisition of Keegan’s net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 4% of the remaining lease obligation of $607,220 is reflected as a liability in the accompanying financial statements.

Keegan’s lease does not provide an implicit interest rate; we used our incremental borrowing rate of 4% to determine the present value. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

Concurrent with the acquisition of PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $554,849. The present value discounted at 5% of the remaining lease obligation of $542,578 is reflected as a liability in the accompanying financial statements. The weighted-average remaining lease term is approximately 6.9 years.

The PIE lease did not provide an implicit interest rate; we used our estimated incremental borrowing rate of 5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of July 3, 2022:

Total
Remainder 2022	$90,000
2023	181,350
2024	185,990
2025	190,600
2026	196,000
2027 and thereafter	495,054
Total future minimum lease payments	1,338,994
Less - interest	(189,196)
$1,149,798

The Company is a party to a month-to-month land lease agreement for one of its Burger Time locations. The net book value of the building on this land is approximately $18,500. The monthly lease payment is $1,600 plus the cost of property taxes.

The Company also pays a monthly rent, for month-to-month arrangements, for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

NOTE 9 - RELATED PARTY TRANSACTION

Next Gen Ice

In 2019, BT Brands made cash advances to Next Gen Ice, Inc. (NGI) in the form of Series C Notes totaling a principal amount of $179,000 (“Notes”). Our CEO, Gary Copperud, is Chairman of the Board of Directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI. When the loan was made, Mr. Copperud and an entity controlled by him together owned approximately 34% of the outstanding equity of NGI. As part of a Note modification, BT Brands received 179,000 shares of common stock in NGI from the founders of NGI, representing approximately 2% of NGI shares outstanding. BT Brands also holds warrants expiring March 31, 2028, to purchase 358,000 shares of common stock for $1.00 per share. The common stock and warrants were recorded at a value determined by BT Brands of $75,000.

The investment in NGI does not have a readily determinable market value. Therefore, it is carried at a cost determined by BT Brands. On February 2, 2022, BT Brands invested $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock, which included a five-year warrant to purchase 57,250 shares at $1.65 per share. The total value of our investment in NGI at July 3, 2022, is its fair value of $304,000, comprised of the $75,000 value determined by BT Brands for the initial common shares and warrants and the $229,000 cost of the investment in the NGI Convertible Preferred Stock and warrants.

NOTE 10 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are not aware of any significant asserted or potential claims that could impact our financial position.

NOTE 11 – SUBSEQUENT EVENT

Acquisition of Village Bier Garten Restaurant

On August 4, 2022, BT Brands, through our 1519BT, LLC subsidiary, completed the purchase of the assets and the business operating as Van Stephan Village Bier Garten, a full-service bar and restaurant in Cocoa, Florida. The restaurant features a German-themed menu, specialty imported European beers, and regular entertainment. The purchase price was $6,900,000, paid in cash at closing. Concurrent with the purchase, we entered into a five-year lease with three five-year renewal options for the property currently occupied by the business. The terms of the triple net lease call for an initial monthly rent of $8,200.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” or the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended January 2, 2022.

Introduction

As of July 3, 2022, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants, comprising the following:

•	Nine Burger Time fast-food restaurants and one Dairy Queen franchise, all of which are in the North Central region of the United States;

•	Bagger Dave’s Burger Tavern, Inc, a 41.2% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana;

•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida;

•	Pie in the Sky Coffee Shop and Bakery in Woods Hole, Massachusetts.

The first Burger Time restaurant opened in Fargo, North Dakota, in 1987. BTND, LLC purchased the assets of Burger Time in May 2007. Burger Time restaurants feature additional affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Burger Time’s operating principles include: (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Operationally, we strive for efficiency at our Burger Time restaurants, including maintaining an inventory of approximately $15,000 per store, allowing for frequent fresh food deliveries. Historically, our Burger Time investment model targeted an average cash investment of between $325,000 and $535,000.

The average customer transaction at our Burger Time restaurants increased by approximately 4% in the first six months of fiscal 2022 compared to 2021 and currently is approximately $12.50. This recent increase is principally because of a menu price increase implemented in 2021 and a 2022 price increase of approximately 10% on our popular “Deal of the Day” offering. Many factors influence our sales trends. The business environment is challenging for smaller restaurant chains as competition is intense.

BT Brands operates Burger Time restaurants and newly acquired businesses through a central management organization which we believe provides continuity across our restaurant base and allows for efficiencies of a central management team.

Highlights

During the first two quarters of 2022, we acquired two restaurants and a 41.2% interest in an operator of six restaurants with the net proceeds from our November 2021 initial public offering. We expect to continue to consider acquisition opportunities. Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, which we expect will reduce our dependency on the financial performance of our Burger Time restaurants.

Keegan’s Seafood Grille, which we acquired in March 2022, has served customers in the Clearwater and St. Petersburg, Florida markets for over 35 years. The operation is primarily a dine-in restaurant offering a variety of traditional fresh seafood items for lunch and dinner and a selection of beer and wine.

In May 2022, through our 10Water Street, LLC subsidiary, we acquired the assets and business operations of the iconic Pie In The Sky Coffee Shop and Bakery “PIE,” which is adjacent to the ferry dock in Woods Hole, Massachusetts. The business has operated in the same location for over thirty years, offering a range of breakfast and lunch options, freshly roasted coffee, and branded merchandise serving locals and tourists.

In June 2022, BT Brands acquired approximately 41.2% of the stock of Bagger Dave’s Burger Tavern, Inc., which owns and operates six Bagger Dave’s restaurants, a casual restaurant, and bar concept. Bagger Dave’s provides a warm, inviting, and entertaining atmosphere specializing in locally sourced, never-frozen prime rib recipe burgers, all-natural turkey burgers, hand-cut fries, locally crafted draft beers, milkshakes, salads, black bean turkey chili, pizza, and other items. Bagger Dave’s opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio.

Material Trends and Uncertainties

There are industry trends that currently have an impact on our business. Current trends include difficulties attracting food service workers and rapid inflation in the cost of many input items. Recent trends also include the rapidly changing area of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed smartphone and mobile delivery applications, have aggressively expanded drive-through operations, and developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Competitors likely will continue to discount prices through aggressive promotions.

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure in the remainder of 2022. Beef costs were stable in 2020, continued to rise in 2021, and have recently increased by approximately 4% per pound. Given the competitive nature of the fast-food burger restaurant industry, it may be difficult to raise menu prices to cover future cost increases fully. During 2020 and early 2021, our Burger Time business experienced a significant increase in business volume contributing to improved profit margins. Additional margin improvements may have to be made through operational enhancements, equipment advances, and increased volumes to help offset food cost increases due to the competitive state of the restaurant industry.

Labor is a critical factor in operating our stores. In most areas where we operate our restaurants, there historically has been a shortage of suitable labor, and recently, securing staff has become more challenging. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. We must develop and retain quality employees.

Since March 2020, we have faced the effects of COVID and its variants. COVID infections have adversely affected workforces, customers, economies, and financial markets globally and have disrupted the normal flow of the U.S. economy. Our stores have, with only a few exceptions, remained open for drive-through business during the last two years; however, many businesses experienced a disruption of normal operations. More recently, food service businesses, including ours, have faced challenges in attracting and hiring workers. Labor shortages may continue and become more acute as market participants compete to attract employees.

We can’t predict the duration or magnitude of the effects of COVID and the impact on our business or the results of operations. The response to public health matters may influence restaurant customer traffic and our ability to staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected by mandatory closures, seek voluntary closures, or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

We continue to monitor public health issues and their impact on our customer base and throughout the country. It is difficult to predict the future in light of many factors, including the spread of new variants of the original coronavirus disease among the U.S. population and the efficacy of existing treatments and vaccines.

Our strategy to acquire additional restaurant properties presents numerous risks and uncertainties to our operations, including our management’s ability to:

•	identify suitable targets;
•	complete comprehensive due diligence as to targets,
•	integrate a target’s operations with our existing operations,
•	retain management and key employees of the target;
•	operate new restaurant concepts in new geographic areas outside of our traditional Burger Time platform;
•	develop and implement appropriate and effective sales and marketing strategies for our new restaurants individually and our restaurant group as a whole;
•	maintain and grow revenue at our new properties;
•	identify and retain experienced managerial personnel to effectively administer our operations;
•	improve existing, and implement new operational, financial, and management controls;
•	install enhanced management information systems; and
•	create a corporate brand identifying our restaurants as BT Brands’ properties.

Our failure to manage any of these aspects of our growth could adversely impact our business and our results of operations.

Future conditions may influence restaurant customer traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected if jurisdictions impose mandatory closures, seek voluntary closures, or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business.

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the food service industry. Our principal strategy comprises acquiring individual and multi-unit restaurant properties at attractive earnings multiples. Though we do not plan to do so, we may develop additional Burger Time locations by acquiring and converting existing properties under certain circumstances. Other key elements of our growth strategy include increasing same-store sales and introducing a campaign to boost brand awareness.

Expansion Through Acquisitions

We intend to continue to make strategic and opportunistic acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses become available for acquisition frequently, and we believe that we may be able to purchase either individual restaurant properties or multi-unit businesses at prices providing an attractive return on our investment. We may acquire operating assets where a franchise program of the acquired foodservice business is the most appropriate growth plan. We intend to follow a disciplined strategy of evaluating acquisition opportunities to ensure and enable the accretive and efficient acquisition and integration of additional restaurant concepts. Successful execution of our acquisition strategy will allow us to diversify our operations into other dining concepts and geographic locations.

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

Assuming we are successful in acquiring new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to expand the number of locations and increase comparable store sales and profits, as described below. We anticipate that by leveraging our management services platform, we will achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire one or more restaurant chains or individual units near each other, we believe the concentration of operations will provide economic synergies for management functions, marketing, and advertising, supply chain assistance, staff training, and operational oversight.

Increase Same-Store Sales

Same-store sales growth reflects the change in year-over-year sales for the comparable store base and is a benchmark for the performance of our restaurants. We use a multi-faceted same-store sales growth strategy to optimize restaurant performance. We use techniques proven in the restaurant industry to increase same-store sales. We utilize customer feedback and analyze sales data to test and improve existing and new menu items. In addition, we may use social media and public relations, and experiential marketing to engage customers. Our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Increase Brand Awareness

Increasing brand awareness is essential to the growth of our Company. We intend to develop and implement forward-looking branding strategies. We will seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. In addition, we intend to develop mobile applications that will allow consumers to find restaurants, order online and earn rewards. We expect to deploy internet advertising to match specific menu items targeted to demographic groups. We will deploy cross-over ads with radio and social media. Our branding initiatives will evolve as we acquire restaurant concepts that appeal to distinct consumer markets in differing geographic areas.

Results of Operations for the Thirteen Weeks Ended July 3, 2022, and the Thirteen Weeks Ended July 4, 2021

The following table sets forth our Condensed Statements of Income and percentages of total revenues for the thirteen-week-fiscal periods. Percentages below may not reconcile because of rounding.

	13 weeks ended, July 3, 2022		13 weeks ended, July 4, 2021
	Amount	%	Amount	%
SALES	$3,524,881	100.0%	$2,382,683	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,311,373	37.2	908,760	38.1
Labor costs	1,179,118	33.5	621,227	26.1
Occupancy costs	261.282	7.4	167,106	7.0
Other operating expenses	212,314	6.0	128.872	5.4
Depreciation and amortization	109,286	3.1	58.558	2.5
General and administrative	455,656	12.9	110,983	4.7
Total costs and expenses	3,529,029	100.1	1,995,506	83.8
Income (loss) from operations	(4,148)	(.1)	387,177	16.2
INTEREST EXPENSE	(26,190)	(.7)	(89,661)	(3.8)
INTEREST AND OTHER INCOME	9,473	.3	‒	‒
UNREALIZED LOSS AND LOSS FROM AFFILIATE	(94,410)	(2.7)	‒	‒
INCOME TAX BENEFIT (EXPENSE)	23,000	.6	(85,000)	(3.5)
NET INCOME (LOSS)	$(92,275)	(2.6)%	$212,516	8.9%

Net Revenues:

Net sales for the second fiscal quarter of 2022 increased $1,142,198 to $3,524,881 from $2,382,683 in fiscal 2021. The increase during the period resulted from sales from the recently acquired businesses contributing $1,639,588 in revenue. Revenues at the Burger Time locations declined approximately 20.1% as customer purchasing patterns returned to pre-pandemic levels. Burger Time was also adversely impacted by weather and staffing challenges, which resulted in limited hours and store closures during the quarter.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $139,000 to a high of approximately $272,000. The average sales for each Burger Time unit during the period was approximately $208,000 in 2022, approximately $29,200 below the same period in 2021.

Costs of Sales - food and paper:

Cost of sales - food and paper for the fiscal 2022 period decreased as a percentage of sales declined to 37.2% of restaurant sales from 38.1% of restaurant sales in the second quarter of fiscal 2021. This decrease was the net result of inflationary pressures of certain items, offset by the inclusion of results of PIE which operates at a significantly lower food and labor cost than our Burger Time business.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percent of restaurant sales increased to 78.2% of sales in the second fiscal quarter of 2022 from 76.6% in the similar period of fiscal 2021. This increase was because of higher labor and occupancy cost, including lease costs associated with our two recently acquired locations and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below.

Labor Costs

For the second quarter of fiscal 2022, labor and benefits cost increased as a percentage of sales to 33.5% of restaurant sales from 26.1% in fiscal 2021. The increase in the percentage resulted from tighter labor markets leading to higher hourly wage costs offset by leveraging existing staffing. Payroll costs are semi-variable, meaning they do not decrease proportionally to decreases in revenue.

Occupancy and Other Operating Expenses

For the second fiscal quarter of 2022, occupancy and other expenses increased to 13.4% of sales from 12.4% in 2021. This increase results from higher occupancy costs, including lease costs associated with our two new locations.

Depreciation and Amortization Expense:

For the second fiscal quarter of 2022, depreciation and amortization increased to $109,286 (3.1% of sales) from $58,558 (2.5% of sales) in the second quarter of fiscal 2021. The increase results from depreciation and amortization associated with our recent acquisitions.

General and Administrative Costs

General and administrative costs increased by $344,673 from $110,983 to $455,656; the increase is associated with the Company’s transition to a public company in November 2021, including the costs related to long-term management agreements. Second quarter general and administrative expenses were 12.9% of sales, a significant increase from 4.7% in the earlier year.

Income (Loss) from Operations

The loss from operations for the second quarter of fiscal 2022 was $4,148 compared to a profit from operations of $387,177 in the same period in 2021; the percentage of income from operations as a percentage of sales declined to negative .1% from 16.0%, reflecting a decline in profit margin at Burger Time, higher general and administrative expenses and the matters discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Restaurant-level EBITDA

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	13 weeks ended,
	July 3, 2022	July 4, 2021
Revenues	$3,524,881	$2,382,683
Reconciliation:
Income (loss) from operations	(4,148)	387,177
Depreciation and amortization	109,286	58,558
General and administrative, corporate level expenses	455,656	110,983
Restaurant-level EBITDA	$560,795	$556,716
Restaurant-level EBITDA margin	15.9%	23.4%

Our Results of Operations for the Twenty-Six Weeks Ended July 3, 2022, and the Twenty-Six Weeks Ended July 4, 2021

The following table sets forth our Condensed Statements of Income and percentages of total revenues for the twenty-six-week fiscal periods. Percentages below may not reconcile because of rounding.

	26 weeks ended, July 3, 2022		26 weeks ended, July 4, 2021
	Amount	%	Amount	%
SALES	$5,598,076	100.0%	$4,323,555	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,032,956	36.3	1,636,053	37.8
Labor costs	1,786,828	31.9	1,186,719	27.4
Occupancy costs	435,920	7.8	261,282	6.0
Other operating expenses	332,181	5.9	303,654	7.0
Depreciation and amortization	178,701	3.2	113,394	2.6
General and administrative	746,717	13.3	220,982	5.1
Total costs and expenses	5,513,303	98.5	3,712,883	85.9
Income from operations	84,773	1.5	610,672	14.1
INTEREST EXPENSE	(54,461)	(1.0)	(128,232)	(3.0)
INTEREST AND OTHER INCOME	9,473	.2	‒	‒
UNREALIZED LOSS AND LOSS FROM AFFILIATE	(94,410)	(1.7)	‒	‒
INCOME TAX BENEFIT (EXPENSE)	5,000	.1	(135,000)	(3.1)
NET INCOME (LOSS)	$(49,625)	(.9)%	$347,440	8.0%

Net Revenues:

Net sales for 26-week period representing the first half of fiscal 2022 increased $1,274,521 or 29.5% to $5,598,076 from $4,323,555 in fiscal 2021. The increase in sales was principally the result of a favorable impact in the 26 weeks of two acquired restaurants which contributed approximately $1,775,247 in sales, offsetting a decline of approximately $500,726 or 11.6% in Burger Time revenues.

Burger Time unit sales for the 26 weeks ranged from a low of approximately $226,000 to a high of approximately $509,000. Average sales for each Burger Time unit were approximately $389,000 in 2022, a decline from approximately $438,200 in the same 26-week period in 2021. The sales decline in the first half of 2022 is the combined result of a return to pre-covid customer purchasing patterns as competitive dining options returned to normal, labor challenges resulting in some contraction of hours, and poorer weather conditions relative to the year-earlier period.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2022 decreased as a percentage of sales to 36.3% from 37.8% of restaurant sales in the same period in 2021. This decrease resulted from a strong performance at our PIE business which operates at lower food and paper costs than our traditional business and Keegan’s location.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 81.9% of sales in 2021 from 77.0% in fiscal 2021. This increase was due to the increase in sales activity from new locations and its impact, as further discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below.

Labor Costs:

For the first half of fiscal 2022, labor and benefits cost increased to 31.9% of restaurant sales from 27.4% in the fiscal 2021 period. Shortages in staffing levels combined with higher hourly wage rates at all locations increased the overall labor percentage. The hiring markets have become more challenging in terms of filling open positions. Payroll costs are semi-variable, meaning they do not decrease proportionally to decreases in revenue. Thus, they increase as a percentage of restaurant sales when there is a decrease.

Occupancy and Other Operating Expenses:

For the first 26 weeks of fiscal 2022, occupancy and other expenses increased to 13.7% of sales from 13.0% in 2021. Many of these costs are fixed, and the percentage reflects lower maintenance costs offset by higher lease occupancy costs at our new locations.

Depreciation and Amortization Expense:

Depreciation and amortization expenses in the first half of fiscal 2022 increased by $65,307 to $178,701 (3.2% of sales) from $113,394 (2.6% of sales) in the first half of fiscal 2021 and are the result of the purchase of two new restaurants and capital additions at several of our locations.

General and Administrative Costs:

General and administrative costs increased 238.4%, or $526,735 to $746,717, from $220,982 (5.1% of sales) in the first half of fiscal 2021. The increase results from the transition to a public reporting company, stock-based compensation costs, and the expense associated with long-term management employment agreements.

Income from Operations:

Operating income was $84,773 in the first half of fiscal 2022 compared to $610,672 in the first half of fiscal 2021. The change in income from operations in the first half of fiscal 2022 compared to fiscal 2021 was due primarily to the increase in general and administrative expenses, which included higher costs associated with the transition to a public company near the end of 2021, including the “Net Revenues” and “Restaurant Operating Costs” sections above.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	26 weeks ended,
	July 3, 2022	July 3, 2021
Revenues	$5,598,076	$4,323,555
Reconciliation:
Income from operations	84,773	653,044
Depreciation and amortization	178,701	113,394
General and administrative, corporate level expenses	746,717	220,982
Restaurant-level EBITDA	$1,010,191	$987,420
Restaurant-level EBITDA margin	18.0%	22.8%

Liquidity and Capital Resources

Initially, the public response to COVID positively impacted our sales and liquidity. More recently, as customer activities have returned to normal patterns, our Burger Time business has experienced a decline from the peak level we experienced during the height of COVID restrictions. For the 26 weeks ended July 3, 2022, operations reflected a net loss of $49,625. On July 3, 2022, we had $8,295,952 in cash and working capital of $7.7 million, a decrease of $3.9 million from January 2, 2022, resulting from the purchase of two restaurants for $2.3 million and investment of $1.3 million in shares of Bagger Dave’s.

In the future, COVID and its variants may continue to impact the United States economy. It is difficult to predict the ultimate impact on the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred in the future and possibly increase. Our primary liquidity and cash flow sources are operating cash flows and cash on hand. We use this to service debt, maintain our stores to operate efficiently, and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor; generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in the first half of 2022 was $498,068. The cash flow from operations was impacted positively by our recent acquisitions. We expect operating cash flow in future periods to be significantly impacted by our recent acquisitions.

Cash Flows Used in Investing Activities

During fiscal 2022, we have focused on identifying acquisitions in the food service and related industries, purchasing two operating restaurants, and purchasing a 41.2% interest in a publicly traded casual dining business.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of July 3, 2022, we had $4.1 million in contractual obligations relating to amounts due under mortgages on the real property where stores are situated, including $2.9 million in capitalized lease obligations related to our recent acquisitions. Our monthly required payment is approximately $39,000. In the second quarter of fiscal 2021, we refinanced most of our outstanding mortgage debt with a new lender lowering our nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs due to market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Generally, we do not have pricing agreements with our suppliers to manage these risks. Beef is our largest single food purchase, and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts.

Seasonality and Inflation

Many of our restaurants experience significant seasonal fluctuations in activity and revenue.

Seasonal factors and the timing of holidays cause our revenue at our Burger Time locations to fluctuate from quarter to quarter. Our revenue per Burger Time restaurant is typically slightly lower in the first and fourth quarters due to holiday closures and the impact of cold weather at all our locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue. PIE benefits from robust tourism on Cape Cod in the late spring through early fall months. The results of operations during the second and third fiscal quarters at this location will be materially more significant than during the first and fourth fiscal quarters.

Keegan’s will benefit from additional customer traffic in Florida during the colder months in the northern part of the country; as tourists and seasonal residents seek to escape to warmer climates, daily customer counts increase at Keegan’s.

Inflation has had a material effect on our business as food, labor, and other operating costs have adversely affected operations. Generally, we have been able to increase menu prices or modify our operating procedures to offset increases in operating costs substantially. As inflation continues, we may not be able to raise prices to keep pace with increasing costs, particularly when compared to larger competitors that may be able to manage the risk of rising prices better.

Inflation has had a material effect on our business as food, labor, and other operating costs have adversely affected operations. However, we generally have been able to increase menu prices or modify its operating procedures to offset increases in its operating costs substantially.

Our business is subject to a wide range of federal, state, and local regulations, which are subject to change in ways we cannot now anticipate. We are uncertain as to the effect that changes in the regulatory environment may have on our Company.

Off-Balance Sheet Arrangements

The Company did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

There has been no impact to our financial statements and our results of operations and financial condition as the result of the adoption of Recent Accounting Pronouncements, see “Part I, Item 1, Note 1. Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. The Company follows ASC 842, covering accounting for leases, and has recorded Right to Use Assets and related lease liabilities for the lease contracts.

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

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. Our significant accounting policies are disclosed in our annual report Form 10-K for the fiscal year ended January 2, 2022.

Jumpstart Our Business Startups Act of 2012

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period. As a result, we will adopt new or revised accounting standards on the relevant dates on which such standards are required for other public companies are adopted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

(1) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we filed under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms. Disclosure controls are also designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of July 3, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended January 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

The Company disclosed a material weakness for lack of segregation of duties and not performing an adequate risk assessment on monitoring of internal controls over financial reporting in its Form 10-K for the fiscal year ended January 3, 2022. While we are addressing these deficiencies, there has been no significant change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. As a result of recent restaurant acquisitions, we are integrating our controls and procedures into the acquired businesses. We will include the internal controls for the acquired businesses in our assessment of the effectiveness of our internal controls over financial reporting as of the end of our current fiscal year. Other than the recent acquisitions, during the period covered by this report, there were no changes in the Company’s internal controls over financial reporting which materially affected or are reasonably expected to impact our internal financial reporting controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 9, 2022, the independent members of the Board of Directors and the Compensation Committee of the board of Directors approved a grant of 250,000 shares of common stock to each of Gary Copperud and Kenneth Brimmer, the Company’s chief executive officer and chief financial officer, respectively, if, so long as the Company’s publicly traded warrants are outstanding, the Company’s common stock trades at $8.50 per share for 20 consecutive trading days. Final approval of the awards is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2019 Incentive Plan, which is expected to be proposed at the next annual meeting of shareholders. The award of the shares is tied directly to the price at which the common stock purchase warrants issued in the Company’s initial public offering completed in November 2021 are redeemable by the Company. The warrants initially are exercisable at $5.50 per share (subject to adjustment under certain circumstances). The Company expects that if and when the warrants become redeemable, holders will exercise their warrants, and the Company will receive additional capital to fund acquisitions and growth.

Other than as set forth above, since the date on which the Company filed its annual report on Form 10-K and through the date of this quarterly report, we did not sell any securities.

Use of Proceeds

Since the closing of the Company’s initial public offering in November 2021, the Company has used the proceeds received from the sale of securities to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000) and Pie in the Sky Bakery and Coffee Shop ($1,160,000) and (ii) a 41.2% of the outstanding shares of common stock of Bagger Dave’s ($1,260,000), all as more fully described under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.

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

BT BRANDS, INC.

Date: August 16, 2022	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

