Form 10-Q
period 2022-10-02
BT Brands, Inc.
filed 2022-11-15
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 2, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	91-1495764
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

405 Main Avenue West, Suite 2D, West Fargo, North Dakota	58078
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

At November 14, 2022, there were 6,461,118 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, and prospects of BT Brands, Inc. and its wholly-owned subsidiaries (together, "BT Brands" or the "Company"). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as "believes," "projects," "expects," "may," "estimates," "should," "plans," "targets," "intends," "could," "would," "anticipates," "potential," "confident," "optimistic" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Forward-looking statements relate to anticipated or expected events, activities, trends, or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While we believe the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove accurate. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements in this quarterly report. Such factors may include, without limitation, the risks, uncertainties, and regulatory developments (1) related to public health, which include risks and uncertainties related to COVID in its various forms, the impact of governmental regulations that have been and may in the future be, imposed in response to the pandemic which potentially could have an impact on discretionary consumer spending and (2) those discussed and described in our 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 17, 2022. Many of these risks and uncertainties are beyond our ability to control or predict; in many cases, the risks and uncertainties could cause actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We expressly disclaim any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 2, 2022(Unaudited)	January 2, 2022
ASSETS
CURRENT ASSETS
Cash	$7,165,704	$12,385,632
Marketable securities	653,399	-
Receivables	57,603	72,251
Inventory	150,814	79,510
Prepaid expenses and other current assets	50,375	27,186

Total current assets	8,077,895	12,564,579

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,541,493	1,592,338
OPERATING LEASES RIGHT-OF-USE ASSETS	1,562,672	-
INVESTMENTS	1,428,187	75,000
GOODWILL	488,431	-
INTANGIBLE ASSETS	545,500	-
OTHER ASSETS, net	280,412	273,810

Total assets	$15,924,591	$14,505,727

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$354,486	$291,973
Current maturities of long-term debt	169,504	169,908
Current operating lease obligations	217,744	-
Accrued expenses	490,627	254,341
Income taxes payable	8,000	209,088

Total current liabilities	1,240,361	925,310

LONG-TERM DEBT, LESS CURRENT PORTION	2,698,030	2,833,064
NONCURRENT LEASE OBLIGATIONS	1,353,702	-
DEFERRED INCOME TAXES	51,510	119,000
Total liabilities	5,343,603	3,877,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at October 2, 2022 and January 2, 2022	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,461,118 shares issued and outstanding at October 2, 2022 and 6,447,506 issued and outstanding at January 2, 2022	12,922	12,895
Additional paid-in capital	11,392,835	11,215,696
Accumulated deficit	(824,769)	(600,238)

Total shareholders' equity	10,580,988	10,628,353

Total liabilities and shareholders' equity	$15,924,591	$14,505,727

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	39 Weeks Ended	39 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
SALES	$9,621,996	$6,604,554	$4,023,920	$2,280,999

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,637,814	2,580,224	1,604,858	944,171
Labor costs	3,122,867	1,794,499	1,336,039	607,780
Occupancy costs	803,792	436,196	367,872	132,542
Other operating expenses	577,035	355,024	248,383	102,943
Depreciation and amortization expenses	351,084	173,799	168,855	60,405
General and administrative expenses	1,035,639	295,397	288,921	74,415
Total costs and expenses	9,528,231	5,635,139	4,014,929	1,922,256
Income from operations	93,765	969,415	8,991	358,743

UNREALIZED LOSS ON MARKETABLE SECURITIES	(155,220)	-	(74,982)	-
INTEREST AND OTHER INCOME	55,836	-	46,364	-
INTEREST EXPENSE	(88,099)	(161,148)	(33,638)	(32,916)
EQUITY IN NET LOSS OF AFFILIATE	(135,813)	-	(121,641)	-
INCOME (LOSS) BEFORE TAXES	(229,531)	808,267	(174,906)	325,827
INCOME TAX (EXPENSE) BENEFIT	5,000	(225,000)	-	(90,000)
NET INCOME (LOSS)	$(224,531)	$583,267	$(174,906)	$235,827
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.03)	$0.14	$(0.04)	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,459,223	4,047,506	6,461,118	4,047,506

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks ended,
	October 2, 2022	October 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(224,531)	$583,267
Adjustments to reconcile net income (loss) to net cash
provided by operating activities-
Depreciation and amortization of franchise cost	306,584	173,799
Amortization of intangible assets	44,500	-
Amortization of debt issuance costs included in interest expense	4,050	55,555
Deferred taxes	(67,490)	58,000
Stock-based compensation	102,300	-
Unrealized loss on marketable securities	155,220	-
Loan forgiveness	(13,750)	-
Loss on equity method investment	135,813	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	14,648	(12,721)
Inventory	(15,755)	(8,867)
Prepaid expenses and other current assets	(23,189)	(29,195)
Accounts payable	62,512	148,520
Accrued expenses	204,680	(116,136)
Income taxes payable	(201,088)	79,110
Net cash provided by operating activities	484,504	931,332

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	(1,150,000)	-
Acquisition of net assets of Pie In The Sky Coffee and Bakery	(1,159,600)	-
Acquisition of net assets of Village Bier Garten	(690,000)	-
Investment in Bagger Dave's Burger Tavern, Inc.	(1,260,000)	-
Purchase of property and equipment	(349,739)	(85,821)
Investment in related company	(229,000)	-
Purchase of marketable securities	(808,619)	-
Other assets	(6,602)	-
Net cash used in investing activities	(5,653,560)	(85,821)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	3,107,100
Principal payment on long-term debt	(125,738)	(3,113,521)
Proceeds from exercise of common stock warrants	74,866	-
Payment of debt issuance costs	-	(49,699)
Payment of deferred offering costs	-	(31,823)
Net cash used in financing activities	(50,872)	(87,943)

CHANGE IN CASH	(5,219,928)	757,568

CASH, BEGINNING OF PERIOD	12,385,632	1,321,244
		-
CASH, END OF PERIOD	$7,165,704	$2,078,812

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$84,049	$127,800
Cash paid for income taxes	$209,088	$88,006

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

For the 39-week periods-	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$10,628,353
Stock-based compensation	-	-	102,300	-	102,300
Shares issued in exercise of warrants	13,612	27	74,839	-	74,866
Net loss	-	-	-	(224,531)	(224,531)
Balances, October 2, 2022	6,461,118	$12,922	$11,392,835	$(824,769)	$10,580,988

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$(702,323)
Shares issued for fractional holding	4	-	-	-	-
Net income	-	-	-	583,267	583,267
Balances, October 3, 2021	4,047,506	$8,095	$497,671	$(624,822)	$(119,056)

For the 13-week periods-	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$10,726,994
Stock-based compensation	-	-	28,900	-	28,900
Net loss	-	-	-	(174,906)	(174,906)
Balances, October 2, 2022	6,461,118	$12,922	$11,392,835	$(824,769)	$10,580,988

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balances, July 4, 2021	4,047,506	$8,095	$497,671	$(860,649)	$(354,883)
Net income	-	-	-	235,827	235,827
Balances, October 3, 2021	4,047,506	$8,095	$497,671	$(624,822)	$(119,056)

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the "Company," "we," "our," "us," "BT Brands," or "BT") and have been prepared in accordance with the US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending January 2, 2022. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of October 2, 2022, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 2, 2022, and the related notes included in our Form 10-K for the fiscal year ending January 2, 2022.

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

The Company

BT Brands, Inc. was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, it acquired 100% of BTND, LLC

Business

As of October 2, 2022, BT Brands owned and operated thirteen restaurants, including nine Burger Time restaurants in the North Central region of the United States, a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota, collectively ("BTND"). Following the end of the third quarter on November 6, 2022, the Burger Time in West St. Paul, Minnesota was permanently closed. The Company is considering alternate uses for the site. We own Keegan's Seafood Grille ("Keegan's"), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery ("PIE"), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, and the Village Bier Garten, a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers a proscribed menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan's Seafood Grille has operated in Indian Rocks Beach, Florida, for more than thirty-five years and offers a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. The Village Bier Garten is a full-service restaurant and bar featuring a German-themed menu, specialty imported European beers, and regular entertainment. Our revenues are derived from food and beverages at our restaurants; retail goods such as apparel, private-labeled "Keegan's Hot Sauce," and other souvenir items account for an insignificant portion of our income.

On June 2, 2022, BT Brands purchased 11,095,085 common shares representing 41.2% of Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). We acquired the shares from its founder for $1,260,000, or approximately $0.114 per share. Following the investment, representatives of BT Brands were appointed to two of the three positions on Bagger Dave's Board of Directors. Bagger Dave's specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave's opened in January 2008 in Berkley, Michigan. There are currently six Bagger Dave's restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Our Dairy Queen location is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as the franchise agreement requires.

Fiscal Year Period

BT Brand's fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2022 is a 52-week year ending January 1, 2023, and fiscal 2021 was a 52-week year ending January 2, 2022.

Cash

Our bank deposits often exceed the amount insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money market funds above the insured amount. We do not believe there is a significant risk related to cash.

Investment

Our 41.2% ownership of Bagger Dave's is accounted for using the "equity method" of accounting. Under the equity method, our share of the net income (loss) is recognized as income (loss) in our condensed consolidated statements of income and added to (subtracted from) the investment account. Dividends received, if any, are deducted from the investment. See Note 9 for information regarding our related party investment.

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

Investments in marketable equity securities are carried at fair value. On October 2, 2022, marketable securities consisted of exchange-listed equity securities with a historical cost of $808,619. These investments are reflected in the accompanying financial statements on October 2, 2022, at the level-one fair value quoted in an active market of $653,399.

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

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of acquired business assets. In accordance with GAAP, goodwill is not amortized. We periodically assess goodwill for impairment and have determined there is no goodwill impairment at October 2, 2022.

Intangible Assets

Intangible assets with estimated finite lives result from business acquisitions and include the allocated cost of trademarks, tradenames, a covenant not to compete, websites, and social media accounts. The costs of purchased intangible assets are recorded at the estimated value and are amortized over 4 to 20 years.

Assets Held for Sale

As of October 2, 2022, a property in the St. Louis area, which has a carrying value of $0, and a property in Richmond, Indiana, are held for sale. We believe the Richmond property will be sold at or above its current-carrying cost. The remaining book value of $258,751 is included in Other Assets in the accompanying balance sheet.

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

As of October 2, 2022, we estimated a current tax provision at the net combined federal and state rate of approximately 27.5%.

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

NOTE 2 – ACQUISITIONS

Restaurant Acquisition - Keegan's

On March 2, 2022, we purchased the net assets of Keegan's, a fresh seafood restaurant located in Indian Rocks Springs, Florida. Concurrent with the purchase, we entered a 131-month lease for the approximately 2800 square foot space that Keegan's has occupied for more than 35 years. We acquired Keegan's tradename as part of the purchase and will continue to operate the business as Keegan's Seafood Grille. The purchase price was approximately $1.15 million, paid in cash at closing.

The acquisition of Keegan's was accounted for using the acquisition method of accounting following ASC 805 "Business Combinations." Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values. The Company recorded provisional amounts and will complete the acquisition accounting once it finalizes its valuation analysis.

For the Keegan's acquisition, we provisionally recorded $204,211 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

The following table presents the preliminary estimate of the fair value of the assets acquired and liabilities assumed in the transaction:

Assets acquired:
Inventory	$10,049
Equipment	428,000
Leasehold improvements	450,000
Trademark, website, and other intangibles	75,000
Total identifiable assets	963,049
Assumed current liabilities	(17,260)
Net assets acquired	945,789
Goodwill	204,211
Purchase price	$1,150,000

Restaurant Acquisition – Pie In the Sky Coffee and Bakery

On May 11, 2022, we purchased the net assets of PIE, a bakery and coffee shop located in Woods Hole, Massachusetts. Concurrent with the purchase, we entered into a 60-month lease, including three additional five-year renewal options. The lease covers the approximately 3,500 square feet PIE has operated in for more than 20 years. We acquired the Pie in the Sky tradename and the piecoffee.com website URL as part of the purchase and will continue to operate as Pie in the Sky. The purchase price was approximately $1.16 million, including $1.15 million in cash paid at closing.

The acquisition of PIE was accounted for following ASC 805 "Business Combinations." Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values based on information available as of the closing date. We recorded provisional amounts as of the purchase date and will complete the acquisition accounting once we finalize the valuation analysis.

As a result of the PIE acquisition, we provisionally recorded $284,220 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets, which is expected to be deductible for income tax purposes over fifteen years.

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

Restaurant Acquisition - Village Bier Garten Restaurant

On August 4, 2022, we completed the purchase of the assets and the business operating as Van Stephan Village Bier Garten ("VBG"), a full-service bar and restaurant in Cocoa, Florida. The restaurant features a German-themed menu, specialty imported European beers, and regular entertainment. The purchase price was $690,000, paid in cash at closing. Concurrent with the purchase, we entered into a five-year lease with three five-year renewal options for the property currently occupied by the business. The terms of the triple net lease call for an initial monthly rent of $8,200.

The following table presents our preliminary estimate of the fair value of the assets acquired and liabilities assumed in the VBG transaction is:

Assets acquired:
Inventory	$22,000
Equipment	230,000
Leasehold improvements	273,000
Trademark, website, and other intangibles	15,000
Non-compete agreement	150,000
Purchase price	$690,000

NOTE 3 – INTANGIBLE ASSETS

At October 2, 2022, based upon our preliminary evaluation of the value of acquired assets, intangible assets are the following:

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	2-4	$450,000	$(37,500)	$412,500
Trademarks, tradenames, websites and social media sites	5-20	140,000	(7,000)	133,000
		$590,000	$(44,500)	$545,500

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	October 2, 2022	January 2, 2022
Land	$485,239	$485,239
Equipment	3,901,165	2,674,529
Buildings and leasehold improvements	2,351,188	1,322,085

Total property and equipment	6,737,592	4,481,853
Accumulated depreciation	(2,937,348)	(2,630,764)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$3,541,493	$1,592,338

Depreciation expense for the 39-week periods in 2022 and 2021 was $306,584 and $172,261, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 2, 2022	January 2, 2022
Accrued real estate taxes	$105,972	$103,615
Accrued bonus compensation	59,139	7,000
Accrued payroll	155,395	44,700
Accrued payroll taxes	11,884	8,424
Accrued sales taxes payable	89,150	50,414
Accrued vacation pay	17,663	17,663
Accrued gift card liability	26,239	10,036
Accrued franchise royalty	6,681	2,614
Other accrued expenses	18,504	9,875
	$490,627	$254,341

NOTE 6 - LONG TERM DEBT

Our long-term debt is as follows:	October 2, 2022	January 2, 2022

Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	$2,905,900	$3,027,971

Minnesota Small Business Emergency Loan dated April 29, 2020, payable in monthly installments of $458.33 beginning December 15, 2020, including principal and interest at 0%. This note is secured by the personal guaranty of a shareholder of the Company. Pursuant to the terms of the loan, $13,750 of the loan was forgiven on June 22, 2022.	4,583	22,000
	2,910,483	3,049,971
Less - unamortized debt issuance costs	(42,949)	(46,999)
Current maturities	(169,504)	(169,908)
	$2,698,030	$2,833,064

NOTE 7 - STOCK-BASED COMPENSATION

In 2019, the Company adopted the 2019 BT Brands Incentive Plan (the "2019 Incentive Plan"), under which it may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. The number of common shares reserved for issuance is 250,000. As of October 2, 2022, there were 13,400 shares available for a grant under the 2019 Incentive Plan.

During the year ended January 2, 2022, we issued options to purchase 15,000 shares of common stock under the 2019 Incentive Plan as stock awards to three directors of the Company in connection with their joining the board of directors. The options are exercisable at $5 per share through 2031. In the first nine months of 2022, we granted 220,750 options to employees and consultants to purchase shares at $2.50 per share.

Stock options granted to employees and directors vest over two to five years in monthly or annual installments, as outlined in each agreement. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Compensation expense for the 39 weeks in 2022 was $102,300 and was zero in a similar period in 2021. Based on current estimates, we project that for current grants, approximately $200,000 in stock-based compensation expense will be recognized over the next three years.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company's common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method.
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility based on a sample of comparable companies.

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 2, 2022	15,000	$5.00	9.3	$0
Granted	220,750	2.50		0
Exercised	0	0
Canceled, forfeited, or expired	(8,200)	2.50
Options outstanding at October 2, 2022	227,550	$2.67	9.8	0
Options exercisable at October 2, 2022	59,150	$3.18	9.7	$0

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options with the following weighted-average assumptions for grants during the period ended October 2, 2022:

Fair value of options granted during the period	$1.39
Expected life (in years)	4.83
Expected dividend	$-
Expected stock volatility	63%
Risk-free interest rate	2%

On February 9, 2022, the independent members of the Board of Directors comprising its Compensation Committee approved a proposal wherein, so long as the Company's publicly traded warrants are outstanding, senior management of the Company will be granted 250,000 shares of common stock as an award upon the Company's share price reaching $8.50 per share for 20 consecutive trading days. Final approval of the proposal is contingent upon shareholder approval of an increase in the number of shares available under the 2019 Incentive Plan, which is expected to be proposed at the next meeting of shareholders.

NOTE 8 – LEASES

Concurrent with acquiring Keegan's net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan's lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 4% of the remaining lease obligation of $597,836 is reflected as a liability in the accompanying financial statements as of October 2, 2022.

Keegan's lease does not provide an implicit interest rate; we used our incremental borrowing rate of 4% to determine the present value. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

With the acquisition of PIE assets, we entered a lease for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $554,849. The present value discounted at 5% of the remaining lease obligation of $519,040 is reflected as a liability in the accompanying financial statements as of October 2, 2022. The weighted-average remaining lease term is approximately 6.9 years.

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

With the acquisition of Village Bier Garten assets, we entered a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease does not provide an implicit interest rate; we used our estimated incremental borrowing rate of 5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value discounted at 5% of the remaining lease obligation of $454,510 is reflected as a liability in the accompanying financial statements as of October 2, 2022.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of October 2, 2022:

Total
Remainder 2022	$69,600
2023	281,676
2024	289,236
2025	297,909
2039	306,838
2027 and thereafter	531,553
Total future minimum lease payments	1,776,812
Less - interest	(205,366)
$1,571,446

The weighted-average remaining lease term is approximately 5.9 years.

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

NOTE 9 - RELATED PARTY TRANSACTION

Next Gen Ice

In 2019, BT Brands made cash advances to Next Gen Ice, Inc. (NGI), totaling a principal amount of $179,000. Our CEO, Gary Copperud, is Chairman of the Board of Directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is also a member of the Board of Directors of NGI and serves as Chief Financial Officer of NGI. When the loan was made, Mr. Copperud and an entity controlled by him together owned approximately 34% of the outstanding equity of NGI. As part of a Note modification, BT Brands received 179,000 shares of common stock in NGI from the founders of NGI, representing approximately 2% of NGI shares outstanding. BT Brands also holds warrants expiring March 31, 2028, to purchase 358,000 shares of common stock for $1.00 per share. The common stock and warrants were recorded at a value determined by BT Brands of $75,000.

The investment in NGI does not have a readily determinable market value. Therefore, it is carried at a cost determined by BT Brands. On February 2, 2022, BT Brands invested $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock, which included a five-year warrant to purchase 57,250 shares at $1.65 per share. The total value of our investment in NGI at October 2, 2022, is its fair value of $304,000, comprised of the $75,000 value determined by BT Brands

NOTE 10 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are unaware of any significant asserted or potential claims that could impact our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, "BT Brands" or the "Company") should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended January 2, 2022.

Introduction

As of October 2, 2022, including our partially owned Bagger Dave's business, we owned and operated eighteen restaurants comprising the following:

•	Nine Burger Time fast-food restaurants and one Dairy Queen franchise, all of which are in the North Central region of the United States;
•	Bagger Dave's Burger Tavern, Inc, a 41.2% owned affiliate, operates six Bagger Dave's restaurants in Michigan, Ohio, and Indiana;
•	Keegan's Seafood Grille in Indian Rocks Beach, Florida;
•	Pie in the Sky Coffee Shop and Bakery in Woods Hole, Massachusetts.
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida.

The first Burger Time restaurant opened in Fargo, North Dakota, in 1987. BTND, LLC purchased the assets of Burger Time in May 2007. Burger Time restaurants feature a traditional grilled hamburger and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Burger Time's operating principles include (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Operationally, we strive for efficiency at our Burger Time restaurants, including maintaining an inventory of approximately $15,000 per store, with frequent fresh food deliveries. Historically, our Burger Time investment model targeted an average cash investment of between $325,000 and $535,000.

The average customer transaction at our Burger Time restaurants increased by approximately 4% in the first nine months of fiscal 2022 compared to 2021 and currently is about $12.60. This recent increase is principally because of a menu price increase implemented in 2021 and a 2022 price increase of approximately 10% on our popular "Deal of the Day" offering. We most recently increased menu prices in September of 2022. Many factors influence our sales trends. The business environment is challenging for smaller restaurant chains as competition is intense.

BT Brands operates Burger Time restaurants and newly acquired businesses through a central management organization which we believe provides continuity across our restaurant base and allows for efficiencies of a central management team.

Recent Events

During the 39 weeks ending October 2, 2022, we acquired three operating restaurants and a 41.2% ownership interest in an operator of six restaurants with the net proceeds from our November 2021 initial public offering. We expect to continue to consider acquisition opportunities. Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, which will reduce our dependency on the financial performance of our Burger Time restaurants.

Keegan's Seafood Grille, acquired in March 2022, has served customers in the Clearwater and St. Petersburg, Florida markets for over 35 years. The operation is primarily a dine-in restaurant offering a variety of traditional fresh seafood items for lunch and dinner and a selection of beer and wine.

In May 2022, we acquired the assets and business operations of the iconic Pie In The Sky Coffee Shop and Bakery "PIE." The store is adjacent to the ferry dock in Woods Hole, Massachusetts. The business has operated in the same location for over thirty years, offering a range of breakfast and lunch options, freshly roasted coffee, and branded merchandise serving locals and tourists.

In August 2022, we purchased the assets and business operating as Van Stephan Village Bier Garten, a full-service bar and restaurant in Cocoa, Florida. The restaurant features a German-themed menu, specialty imported European beers, and regular entertainment.

In June 2022, we acquired shares representing 41.2% ownership of Bagger Dave's Burger Tavern, Inc., which owns and operates six Bagger Dave's restaurants, a casual restaurant and bar concept. Bagger Dave's provides a warm, inviting, and entertaining atmosphere specializing in locally sourced, never-frozen prime rib recipe burgers, all-natural turkey burgers, hand-cut fries, locally crafted draft beers, milkshakes, salads, black bean turkey chili, pizza, and other items. Bagger Dave's opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio.

Material Trends and Uncertainties

Industry trends have a direct impact on our business. Current trends include difficulties attracting food service workers and rapid inflation in the cost of input items. Recent trends also include the rapidly changing area of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed smartphone and mobile delivery applications, have aggressively expanded drive-through operations and developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Competitors will continue to discount prices through aggressive promotions.

The cost of food has increased over the last two years, and we expect to see continued inflationary pressure in the remainder of 2022. Beef costs rose in 2021, continued to increase in 2021, and have recently risen by approximately 7% per pound. Given the competitive nature of the fast-food burger restaurant industry, it may be difficult to raise menu prices to cover future cost increases fully. During 2020 and early 2021, as the pandemic peaked, our Burger Time business experienced a significant increase in volume, contributing to improved profit margins. Future margin improvements may be difficult to achieve and will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

Labor is a critical factor in operating our stores. Securing staff to run our locations at full capacity has become more challenging in most areas where we operate our restaurants. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. We must develop and retain quality employees.

Although moderating recently, since March 2020, COVID and its variants have adversely affected workforces, customers, economies, and financial markets globally and disrupted the US economy's normal flow. Our stores have, with some exceptions, generally remained open for drive-through business. However, many businesses have experienced a disruption of operations. More recently, food service businesses, including ours, have faced challenges in attracting and hiring workers. Labor shortages have resulted in some store curtailment of operating hours which may become more acute as market participants compete to attract employees.

We can't predict the effects of public health matters and their impact on our business. The response to public health matters may influence restaurant customer traffic and our ability to staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Further, such conditions could impact the availability of the menu items we offer and the ability of suppliers to deliver such products. We also may be adversely affected by mandatory closures, seek voluntary closures, or impose restrictions on operations. Even if such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. We continue to monitor public health issues and their impact. It is difficult to predict the future considering the many factors, including the spread of new variants of the original coronavirus disease.

Our strategy to acquire additional restaurant properties presents numerous risks and uncertainties to our operations, including our management's ability to:

•	identify suitable targets;
•	complete comprehensive due diligence as to targets,
•	integrate a target's operations with our existing operations,
•	retain management and key employees of the target;
•	operate new restaurant concepts in new geographic areas outside of our traditional Burger Time platform;
•	develop and implement appropriate and effective sales and marketing strategies
•	maintain and grow revenue at our new properties;
•	identify and retain experienced managerial personnel to effectively administer our operations;
•	improve existing, and implement new operational, financial, and management controls;
•	install enhanced management information systems; and
•	create a corporate brand identifying our restaurants as BT Brands' properties.

Our failure to manage any aspects of our growth could adversely impact our business and our results of operations

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

Growth Strategy and Outlook

We are seeking to increase value for our shareholders in the food service industry. Our principal strategy comprises acquiring individual and multi-unit restaurant properties at attractive earnings multiples. Though we do not plan to do so, we may develop additional Burger Time locations by acquiring and converting existing properties under certain circumstances. Other critical elements of our growth strategy include increasing same-store sales and introducing a campaign to boost brand awareness.

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

In evaluating potential acquisitions, we may consider the following characteristics, among others, that management considers relevant to each opportunity:

•	the value proposition offered by acquisition targets and the potential return on our investment;
•	established, recognized brands within their geographic footprint;
•	steady cash flow;
•	track records of long-term operating performance;
•	sustainable operating results;
•	geographic diversification; and
•	growth potential.

Assuming we acquire new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to expand the number of locations and increase comparable store sales and profits, as described below. We anticipate that by leveraging our management services platform, we will achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire one or more restaurant chains or individual units near each other, we believe the concentration of operations will provide economic synergies for management functions, marketing, advertising, supply chain assistance, staff training, and operational oversight.

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

Results of Operations for the Thirteen Weeks Ended October 2, 2022, and the Thirteen Weeks Ended October 3, 2021

The following table sets forth our consolidated condensed statements of income and percentages of total revenues for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, October 2, 2022		13 weeks ended, October 3, 2021
	Amount	%	Amount	%
SALES	$4,023,920	100.0%	$2,280,999	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,604,858	39.9	944,177	41.4
Labor costs	1,336,039	33.2	607,780	26.6
Occupancy costs	367,872	9.1	132,542	5.8
Other operating expenses	248,383	6.2	102,943	4.5
Depreciation and amortization	168,855	4.2	60,405	2.6
General and administrative	288,922	7.2	74,415	3.3
Total costs and expenses	4,014,929	99.8	1,922,256	84.3
Income from operations	8,991	.2	358,743	15.7
INTEREST EXPENSE	(33,638)	(.8)	(32,916)	(1.5)
INTEREST INCOME AND OTHER	(28,618)	(.7)	‒	‒
EQUITY IN AFFILIATE LOSS	(121,641)	(3.0)	‒	‒
INCOME TAX (EXPENSE)	‒	‒	(90,000)	(3.9)
NET INCOME (LOSS)	$(174,906)	(4.3)%	$235,827	10.3%

Net Revenues:

Net sales for the third fiscal quarter of 2022 increased $1,742,921 to $4,023,920 from $2,280,999 in fiscal 2021. The increase during the period resulted from sales from the recently acquired businesses contributing $1,938,508 in revenue. Sales at the Burger Time locations declined approximately 14% as customer purchasing patterns returned to pre-pandemic levels. Staffing challenges also adversely impacted Burger Time, resulting in limited hours and isolated daily store closures during the quarter.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $115,000 to a high of approximately $311,000. The average sales for each Burger Time unit were approximately $208,000 in 2022, approximately $24,500 below the same period in 2021.

Costs of Sales - food and paper:

Cost of sales - food and paper decreased for the fiscal 2022 period as a percentage of sales to 39.9% of sales from 41.4% of restaurant sales in the third quarter of fiscal 2021. This decrease was the net result of generally a higher cost of sales for Keegan's, inflationary pressures offset by menu price increases and the acquisition of PIE which operates at a significantly lower food cost than our Burger Time business.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percent of restaurant sales increased to 88.4% of sales in the third fiscal quarter of 2022 from 78.4% in the similar period of fiscal 2021. This increase was because of higher labor and occupancy cost, including lease costs associated with our recently acquired locations and the matters discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs

For the third quarter of fiscal 2022, labor and benefits cost increased as a percentage of sales to 33.2% of restaurant sales from 26.6% in fiscal 2021. The increase in the percentage cost resulted from tighter labor markets leading to higher hourly wage costs offset by leveraging existing staffing and higher labor costs associated with the PIE acquisition. Payroll costs are semi-variable, meaning they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses

For the third fiscal quarter of 2022, occupancy and other expenses increased to 15.3% of sales from 10.3% in 2021. This increase results from higher occupancy costs, including lease costs associated with our three new locations.

Depreciation and Amortization Expense:

For the third fiscal quarter of 2022, depreciation and amortization increased to $168,855 (4.2% of sales) from $60,405 (2.6% of sales) in the third quarter of fiscal 2021. The increase results from depreciation and amortization associated with our recent acquisitions.

General and Administrative Costs

General and administrative costs increased by $214,506 from $74,415 to $288,921; the increase is associated with expenses related to the Company's transition to a public company in November 2021, including the costs related to long-term management agreements, incentive stock options and legal and accounting relating to our status as a public company. For these reasons, third-quarter general and administrative expenses were 7.2% of sales, a significant increase from 3.3% in the earlier year.

Income from Operations

The income from operations for the third quarter of fiscal 2022 was $8,991 compared to income from operations of $358,743 in the same period in 2021; the percentage of income from operations as a percentage of sales declined to .2% from 15.7%, reflecting a decline in profit margin is the result of costs associated with transitioning the acquired businesses, higher general and administrative expenses and the matters discussed in the "Net Revenues" and "Restaurant Operating Costs" sections above.

Restaurant-level EBITDA

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute or superior to operating income calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are unrelated to ongoing operations' health.

	13 weeks ended,
	October 2, 2022	October 3, 2021
Revenues	$4,023,920	$2,280,999
Reconciliation:
Income from operations	8,991	358,743
Depreciation and amortization	168,855	60,405
General and administrative, corporate-level expenses	288,922	74,415
Restaurant-level EBITDA	$466,768	$493,563
Restaurant-level EBITDA margin	11.6%	21.6%

Our Results of Operations for the Thirty-nine Weeks Ended October 2, 2022, and the Thirty-nine Weeks Ended October 3, 2021

The following table sets forth our consolidated condensed statements of income and percentages of total revenues for the thirty-nine-week fiscal period. The percentages below may not reconcile because of rounding.

	39 weeks ended, October 2, 2022		39 weeks ended, October 3, 2021
	Amount	%	Amount	%
SALES	$9,621,996	100.0%	$6,604,554	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,637,814	37.8	2,580,224	39.1
Labor costs	3,122,867	32.5	1,794,499	27.2
Occupancy costs	803,792	8.4	436,196	6.6
Other operating expenses	577,035	6.0	355,024	5.4
Depreciation and amortization	351,084	3.6	173,799	2.6
General and administrative	1,035,639	10.8	295,397	4.5
Total costs and expenses	9,528,231	99.0	5,635,139	85.3
Income from operations	93,765	1.0	969,415	14.7
INTEREST EXPENSE	(88,099)	(.9)	(161,148)	(2.4)
INTEREST INCOME AND OTHER	(99,384)	(1.0)	‒	‒
EQUITY IN AFFILIATE LOSS	(135,813)	(1.4)	‒	‒
INCOME TAX BENEFIT (EXPENSE)	5,000	‒	(225,000)	(3.4)
NET INCOME (LOSS)	$(224,531)	(2.3)%	$583,267	8.9%

 Net Revenues:

Net sales for the 39 weeks representing the first three-quarters of fiscal 2022 increased $3,017,442 or 45.7% to $9,621,996 from $6,604,554 in fiscal 2021. The increase in sales was principally the result of a favorable impact in the 39 weeks of acquired restaurants which contributed approximately $3.8 million in sales, offsetting a decline of approximately $700,000 or 11% in BTND revenues.

Burger Time unit sales for the 39 weeks ranged from a low of approximately $345,000 to a high of approximately $861,000. Average sales for each Burger Time unit were approximately $599,000 in 2022, a decline from approximately $671,400 in the same 39-week period in 2021. The sales decline in the 2022 period is the combined result of a return to pre-covid customer purchasing patterns as competitive dining options returned to normal, labor challenges resulting in some contraction of hours, and poorer weather conditions relative to the year-earlier period.

Costs of Sales - food and paper:

Cost of sales - food and paper for the 39-week period of fiscal 2022 decreased as a percentage of sales to 37.8% from 39.1% of restaurant sales in the same period in 2021. This decrease resulted from the seasonally strong performance at PIE which operates at lower food and paper costs than our traditional business and Keegan's.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 84.6% of sales in the first 39 weeks of 2022 from 78.2% in the same period in fiscal 2021. This increase was due to the rise in sales activity from new locations and its impact, as further discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs:

For the 39-week period in fiscal 2022, labor and benefits cost increased to 32.5% of restaurant sales from 27.2% in the fiscal 2021 period. Shortages in staffing levels combined with higher hourly wage rates at all locations increased the overall labor percentage. The hiring markets have become more challenging in terms of filling open positions. Payroll costs are semi-variable, meaning they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses:

For the first 39 weeks of fiscal 2022, occupancy and other expenses increased to 14.4% of sales from 12.0% in 2021. Many of these costs are fixed, and the percentage reflects lower maintenance costs offset by higher lease occupancy costs at our new locations.

Depreciation and Amortization Expense:

Depreciation and amortization expenses for the 39 weeks of fiscal 2022 ending October 2, 2022, increased by $173,757 to $351,084 (3.6% of sales) from $177,285 (2.6% of sales) in the similar period of 2021 and are the result of the purchase of three restaurants and capital improvements, including significant parking lot repairs, at several of our locations.

General and Administrative Costs:

General and administrative costs increased 250.6%, or $740,242, to $1,035,639, from $295,397 (11.4% of sales) in the 39 weeks of fiscal 2022. The increase results from the transition to a public reporting company, stock-based compensation costs, and the expense associated with long-term management employment agreements.

Income from Operations:

Operating income was $93,765 in the 39 weeks of fiscal 2022 compared to $969,415 in the same period in fiscal 2021. The change in income from operations in the fiscal 2022 period compared to fiscal 2021 was due primarily to the increase in general and administrative expenses, including stock-based compensation, which included higher costs associated with the transition to a public company near the end of 2021, including the items noted in "Net Revenues" and "Restaurant Operating Costs" sections above.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is helpful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute or superior to operating income calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses related to the continuing health of the business.

	39 weeks ended,
	October 2, 2022	October 3, 2021
Revenues	$9,621,996	$6,604,554
Reconciliation:
Income from operations	93,765	949,415
Depreciation and amortization	351,084	173,799
General and administrative, corporate-level expenses	1,035,639	295,397
Restaurant-level EBITDA	$1,480,488	$1,438,611
Restaurant-level EBITDA margin	15.4%	21.8%

Liquidity and Capital Resources

In its peak period, the public response to COVID positively impacted our sales and liquidity. More recently, as customer activities have returned to normal patterns, our Burger Time business has experienced a decline from the peak level experienced at the height of COVID restrictions. For the 39 weeks that ended October 2, 2022, operations reflected an operating profit of $93,765. On October 2, 2022, we had $7.2 million in cash and working capital of $6.8 million, a decrease of $4.8 million from January 2, 2022; the decline is the result of the purchase of three restaurants for a total of $2.3 million and investment of $1.3 million in shares of Bagger Dave's.

In the future, public health matters may again impact the economy. It is difficult to predict the ultimate impact on the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition resulting from matters related to public health.

Our liquidity funds our working capital needs, capital expenditures, general corporate needs, and investments in or acquire businesses. Our operations do not require significant working capital. Our primary liquidity and cash flow sources are operating cash flows and cash on hand. We use available cash to service debt, maintain our stores to operate efficiently and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor; generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for 39 weeks ending October 2, 2022, was $484,504. The cash flow from operations was impacted negatively by a decline in BTND revenue, increased expenses associated with the transition to a public company, our recent acquisitions and payment of 2021 income tax liabilities. We expect operating cash flow in future periods to be significantly affected by our recent acquisitions.

Cash Flows Used in Investing Activities

During fiscal 2022, we have focused on identifying acquisitions in the food service and related industries, purchasing three operating restaurants, and acquiring a 41.2% interest in a publicly traded casual dining business.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of October 2, 2022, we had $4.4 million in contractual obligations relating to amounts due under mortgages on the real property and $1.5 million in capitalized lease obligations. Our monthly required payments on lease and mortgage obligations are approximately $47,000. In the third quarter of fiscal 2021, we refinanced most of our outstanding mortgage debt with a new lender lowering our nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Qualitative and Quantitative Disclosure about Market Risk

Commodity Price Risk

We are subject to volatility in food costs due to market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is sometimes limited by the competitive environment in which we operate. Generally, we do not have pricing agreements with our suppliers to manage these risks. Beef is our largest single food purchase, and the price we pay for beef fluctuates weekly based on beef commodity prices. We do not currently manage this risk with commodity future and option contracts.

Seasonality and Inflation

Many of our restaurants experience significant seasonal fluctuations in activity and revenue.

Seasonal factors and the timing of holidays cause our revenue at our Burger Time locations to fluctuate from quarter to quarter. Our revenue per Burger Time restaurant is typically slightly lower in the first and fourth quarters due to holiday closures and the impact of cold weather at all our locations. Adverse weather conditions may also affect customer traffic, especially in the first and fourth quarters, when customers do not use our outdoor seating areas, which impacts the use of these areas and may adversely affect our revenue. PIE benefits from robust tourism on Cape Cod in the late spring through early fall months. The results of operations during the third and third fiscal quarters at this location will be materially more significant than during the first and fourth fiscal quarters.

Our two Florida restaurants will benefit from additional customer traffic in Florida during the colder months in the northern part of the country; as tourists and seasonal residents seek to escape to warmer climates, daily customer counts in Florida will increase seasonally.

Inflation has had a material effect on our business as food, labor, and other operating costs have adversely affected operations. Generally, we have been able to increase menu prices or modify our operating procedures to offset increases in operating costs substantially. As inflation continues, we may not be able to raise prices to keep pace with increasing costs, particularly when compared to larger competitors that may better manage the risk of rising prices.

Our business is subject to a wide range of federal, state, and local regulations, which are subject to change in ways we cannot now anticipate. We are uncertain about the effect that regulatory environment changes may have on our Company.

Off-Balance Sheet Arrangements

The Company did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

There has been no impact on our financial statements and our results of operations and financial condition as the result of the adoption of Recent Accounting Pronouncements; see "Part I, Item 1, Note 1. Summary of Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. The Company follows ASC 842, covering accounting for leases, and has recorded Right to Use Assets and related lease liabilities for the lease contracts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are not required to provide the information under this item.

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

As of October 2, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company's Form 10-K for the fiscal year ended January 3, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

The Company disclosed a material weakness for lack of segregation of duties and not performing an adequate risk assessment on monitoring of internal controls over financial reporting in its Form 10-K for the fiscal year ended January 3, 2022. While we are addressing these deficiencies, there has been no significant change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. As a result of recent restaurant acquisitions, we are integrating our controls and procedures into the acquired businesses. We will include the internal controls for the acquired businesses in our assessment of the effectiveness of our internal controls over financial reporting as of the end of our current fiscal year. Other than the recent acquisitions, during the period covered by this report, there were no changes in the Company's internal controls over financial reporting which materially affected or are reasonably expected to impact our internal financial reporting controls.

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

None.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2022.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2022.

32.1*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101. INS.	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101. SCH.	Inline XBRL Taxonomy Extension Schema Document.
101. CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB.	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: November 15, 2022	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

