Form 10-K
period 2023-01-01
BT Brands, Inc.
filed 2023-04-18
CIK 1718224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 1, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Main Avenue West, Suite 2D West Fargo, ND	58078
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.002 par value	BTBD	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	BTBDW	The NASDAQ Stock Market LLC

Registrant’s telephone number, including area code: (307) 274-3055

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

 As of July 3, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $10,661,634.

At April 1, 2023, there were 6,396,118 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

BASIS OF PRESENTATION

Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2022 was the 52 weeks ending on January 1, 2023, and fiscal 2021 was the 52 weeks ending January 2, 2022. All references to years in this Annual Report on Form 10-K (“Annual Report”) refer to the fiscal years described above.

All outstanding common share and per share data presented in this Annual Report reflect the effect of a 1-for-2 common shares reverse stock split effective as of January 25, 2021.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Forward-looking statements may relate to, among other things: (i) our business objectives and strategic plans, including projected or anticipated growth, including in customer traffic and revenue, planned improvements in operational efficiencies, gross margins, and expense management and enhancements to our restaurant environments and customer engagement, including the anticipated impacts of innovations, improvements and enhanced marketing support for certain aspects of our business; (ii) the volatility of credit markets and the availability of capital and our ability to fund our acquisition strategy; (iii) anticipated capital investments including in our restaurant acquisition program and the anticipated related benefits; (iv) our expectations about pricing strategy and average check size; (v) our expectations of the competitiveness of the labor market and our ability to hire, train, and retain personnel; (vi) our expectations about restaurant operating costs, including commodity and food prices and labor and energy costs; (vii) anticipated legislation and other regulation of our business; (viii) our expectations about anticipated uses of, and risks associated with future cash flows, liquidity, future capital expenditures and other capital deployment opportunities, and taxes; (ix) our expectations regarding competition; and (x) our expectations regarding demand, consumer preferences, and consumer discretionary spending; (xi) anticipated impacts of a health emergency and any mitigation measures imposed by governments; (xiii) the seasonality of our business; (xiv) our expectations and other statements regarding interest rates, commodity prices and the other risks discussed under Risk Factors below.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict, many of which are outside our control. Accordingly, our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	capital requirements and the availability of capital to fund our growth;
•	difficulties executing our growth strategy, including completing profitable acquisitions;
•	the impact of public health matters, including COVID-19;
•

all risks of acquiring an existing restaurant business, including identifying a suitable target, completing comprehensive due diligence, the impact on our financial condition of any debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors relevant to acquisitions;

•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow or access to capital to grow;
•	changes in management, loss of key personnel, and difficulty hiring and retaining skilled personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions and adverse weather, and other unforeseen conditions, in regions where our restaurants are located;
•	inadequately protecting our intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

These risks and other factors are described elsewhere in this Annual Report and in other filings, we make with the Securities and Exchange Commission or SEC. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement is only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge, and predicting all factors affecting our business and prospects is impossible.

iii

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

Overview of Our Company

BT Brands owns and operates various restaurants in the eastern two-thirds of the United States. As of April 1, 2023, including our 41.2% owned Bagger Dave’s business, we operated nineteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise located in the North Central region of the United States, collectively (“BTND”);
•	Bagger Dave’s Burger Tavern, Inc, a 41.2% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”).

Our objective is to build value for our shareholders in the food service industry. Our principal strategy is to acquire multi-unit restaurant concepts and individual restaurant properties at attractive earnings multiples. During fiscal 2022, we deployed a portion of our November 2021 public offering acquiring three operating restaurant properties. We operate the acquired businesses with a shared central management organization. Additional elements of our growth strategy encompass increasing sales and efforts to boost brand awareness.

Our Corporate History

The Company was incorporated in Delaware as Hartmax of NY, Inc. in January 2016. In 2020, we changed our corporate domicile from Delaware to Wyoming.

The Burger Time brand originated in August 1987 with the first restaurant in Fargo, North Dakota. Additional Burger Time restaurants opened in Minnesota, North Dakota, and South Dakota in the following years.

On November 12, 2021, we completed an initial public offering of 2,400,000 units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an initial exercise price of $5.50 per share (the “IPO”). The net proceeds from the IPO, including the exercise of the underwriters’ option to purchase additional warrants, were approximately $10.7 million, excluding any proceeds from the exercise of warrants and after deducting underwriting discounts and commissions and payment of estimated offering expenses of approximately $1.3 million.

Following our IPO, we have pursued the acquisition of restaurant properties in diverse locations across the United States. Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants.

Our Restaurants

Burger Time

Burger Time restaurants feature a variety of burgers and other quick-serve foods. Our juicy, flame-broiled burgers, called “Bigger Burgers,” are made with approximately 25% more meat and are larger in diameter than our competitors' typical quarter-pound burger offerings. Our burger patties are made to our specifications by our supplier. We prepare each burger to a customer’s order and serve it hot and fresh. Other entrees include chicken sandwiches, pulled pork sandwiches, and chicken chunks. We offer an array of traditional and signature sides, many of which have evolved into regional favorites. We also offer other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at competitive prices. Our limited menu is designed to deliver quality across all products, a high taste profile, and speedy delivery. Our Burger Time brand appeals to a broad spectrum of consumers. We cater to consumers who appreciate the size and variety of our burgers and the value of our Bigger Burger, combined with the speed and efficiency provided by our single and double drive-thru windows. Subject to seasonal and local conditions, our restaurants are generally open seven days a week from 10 a.m. until 9 or 10 p.m., depending on the time of year. We offer online ordering through our website with curbside delivery. Burger Time serves the drive-thru and take-out segment of the restaurant industry.

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

Our eight Burger Time restaurants are in Minnesota, North Dakota and South Dakota. We own the real estate on which all but one of our Burger Time restaurants are situated. In addition, we lease the property for one of our Sioux Falls, South Dakota locations.

Our Burger Time units are free-standing facilities with single or double “drive-thru’ s” and walk-up service windows. The menu, store layout and equipment are designed to work together to offer exceptional food with fast service times. This integrated design allows for maximum food output with minimal labor.

Each restaurant typically employs eight to sixteen employees, including a manager and an assistant manager. Work shifts are staggered to ensure superior customer service during our busiest times. We focus on customer service and seek to staff our stores with friendly, customer-focused personnel. Our managers and assistant managers are full-time employees. We support our managers by offering competitive wages, including incentive bonuses for performance. Our experienced managers train new assistant managers in all facets of a restaurant’s operations. Our manager training stresses food quality; fast, friendly customer service; restaurant cleanliness; and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs. All managers and assistant managers must obtain the required food safety (HACCP) certification applicable to their location.

Each restaurant has a point-of-sale system monitored by the management of the restaurant. These systems allow managers to monitor sales, labor, customer counts and other pertinent information. The general manager of each restaurant reports directly to a Director of Operations, who in turn reports to our Chief Operating Officer, who oversees all aspects of restaurant operations, including kitchen operations, restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. All our restaurants prepare detailed monthly operating budgets and compare their actual results to their budgets.

We purchase a majority of our food, paper, packaging and related supplies for our Burger Time restaurants from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis.

As of April 1, 2023, our Burger Time restaurants employed 81 individuals, including 20 full-time and 61 part-time employees. Our full-time employees are salaried managers and assistant managers; the remaining restaurant staff are hourly employees.

Dairy Queen Franchise

In October 2015, we acquired a 99% ownership interest in a Dairy Queen (“DQ”) franchise in Ham Lake, Minnesota. The franchise’s remaining 1% ownership interest is owned by the General Manager, with specific DQ qualifications and whose ownership is required under the operating agreement with the franchisor. We are party to a franchise agreement with DQ that, among other things, restricts our menu offerings to the established DQ menu and limits our flexibility. We are prohibited from selling non-DQ-approved items at this franchise location and may not market this restaurant as a part of Burger Time. We have no plans to enter into additional franchise agreements with DQ or any other national chain of restaurants. However, we will consider franchise opportunities if we become aware of an attractive opportunity.

Keegan’s Seafood Grille

On March 2, 2022, we acquired substantially all the assets of Keegan’s Seafood Grille, Inc., an operating restaurant located in Indian Rocks Beach, Florida, for $1,150,000. Keegan’s Seafood Grille has operated in the same location for over 35 years, serving the Clearwater, Florida market. We acquired the “Keegan’s Seafood Grille” tradename and website and plan to continue to operate as Keegan’s Seafood Grille.

Keegan’s is a family-friendly casual restaurant located directly across the street from the beach. The establishment’s award-winning dishes are made in-house using the freshest local ingredients. Keegan’s motto is “Eat Fresh and Eat Wild.” Keegan’s is well known for daily fish specials, innovative seafood dishes, an extensive kids’ menu, and excellent service. Keegan’s offers a selection of beer and wine. The restaurant features indoor and outdoor dining options, is open daily for lunch and dinner, and offers take-out and curbside pickup options.

As of April 15, 2023, Keegan’s employed 41 persons, including 21 full-time and 20 part-time employees. Our employees include a full-time, salaried manager and a salaried kitchen manager; the remaining restaurant staff are hourly employees.

Pie In The Sky Coffee and Bakery

On May 11, 2022, we acquired the assets of Pie In The Sky Coffee and Bakery (“PIE”), a coffee restaurant and bakery near the Steamship Authority ferry terminal in Woods Hole, Massachusetts. We acquired the assets for an aggregate purchase price of $1,150,000. We acquired the “Pie In The Sky” tradename and the piecoffee.com web address as part of the purchase.

PIE has served the local community and ferry travelers to Martha’s Vineyard for nearly forty years. PIE serves a variety of breakfast and lunch sandwiches, all prepared on store-baked bread; handmade pastries, soups and salads are all freshly made. In addition, we offer patrons freshly roasted coffee beverages, smoothies, and brand merchandise. The store is open seven days a week, year-round, except Christmas.

As of April 15, 2023, PIE employed 47 persons, including three full-time and 44 part-time employees. Our full-time employees include three full-time, salaried managers and assistant managers and a varying number of staff, all of whom are hourly employees.

Village Bier Garten

On August 4, 2022, we acquired substantially all of the assets, including tradenames and social media accounts of Von Stephan Village Bier Garten. We have rebranded the business Village ( “VBG”), a German-themed, family-friendly casual restaurant and bar concept in Cocoa, Florida. VBG features authentic German food and imported German beers combined with regular entertainment, creating an entertaining atmosphere and delivering a memorable guest experience. The restaurant offers indoor seating and access to an outdoor shared seating area where patrons eat and enjoy live entertainment most evenings.

As of April 1, 2023, Village Bier Garten employed 31 persons, including six full-time and 25 part-time employees. Our employees include two salaried managers, two hourly assistant managers, and hourly restaurant staff.

Bagger Dave’s Burger Tavern

In June 2022, we acquired capital stock representing 41.2% ownership of Bagger Dave’s Burger Tavern, Inc., a publicly-traded company that owns and operates six Bagger Dave’s restaurants, a casual restaurant and bar concept. Bagger Dave’s provides an inviting, entertaining atmosphere specializing in burgers, tavern-style pizzas, hand-cut fries, local craft beers, milkshakes, salads and other items. Bagger Dave’s opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio, with 165 full-time employees, including a total of 22 salaried managers and assistants.

Marketing and Advertising

 Our marketing and advertising expenditures have been principally allocated to social media, with limited advertisements in newspapers and radio. In addition, we have employed product discount coupons, live remote broadcasts, customer contests, and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. Our Burger Time restaurants offer an online ordering capability and curbside delivery program through the BTND website, and we expect to implement online ordering at all of our businesses. We emphasize direct database marketing supplemented by social media tools to promote our brand and local stores. Collectively, however, our marketing-related expenditures have historically comprised less than 1% of our net revenues. Generally, restaurant sales are derived from drive-by traffic and dedicated return visits from loyal customers. However, as we expand our restaurant base, our marketing and advertising expenditures may need to increase.

We expect to develop more sophisticated marketing programs, including an expanded social media presence, to build consumer brand awareness of our restaurants.

Growth Strategy

We are seeking to increase value for our shareholders in the food service industry. Our strategy is acquiring restaurant concepts and individual properties at attractive earnings multiples. Other key elements of our growth strategy encompass increasing same-store sales and introducing a campaign to boost brand awareness.

As we develop and extend our business into new food concepts and geographic areas, we expect to pursue strategies that will leverage our multiple brands, capacity, and reach, which may include:

•	creating dual concept locations allowing for two or more of our brands to operate in a single space with a shared kitchen;
•	offering third-party (e.g., Uber Eats) and local delivery services;
•	entering into licensing agreements allowing the third-party sale of our products; and
•	employing direct database marketing, including social media, to drive business.

As a public company, we may be presented with and would evaluate any other opportunities that may become available, including, for example, a reverse merger candidate in the restaurant industry, whereby a significantly larger private restaurant chain seeking to avail itself of our public company status by merging with our business.

Growth Through Acquisitions

We intend to continue to make acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses frequently become available for acquisition. We may purchase either individual restaurant properties or multi-unit businesses at prices projected to provide attractive returns on our investment. In addition, we may acquire operating assets where a franchise program is the focus of the acquired food service business. We intend to follow a disciplined strategy of evaluating acquisition opportunities to ensure the accretive and efficient integration of additional restaurant concepts. Successful execution of our strategy will allow us to diversify our operations both into other dining concepts and geographic locations.

In evaluating potential acquisitions, we may consider the following characteristics, among others relevant to each opportunity:

•	the value proposition when comparing the purchase price to the potential return on our investment;
•	established, recognized brands within a geographic footprint;
•	a historical record of consistent and growing cash flow;
•	record of operating performance;
•	sustainable operating results;
•	geographic diversification; and
•	growth potential.

When we acquire new businesses, we will operate the business or businesses with a shared central management organization. Following the acquisition, we expect to pursue a growth plan to expand the number of locations and increase comparable store sales and profits, as described below. By leveraging our management services platform, we will achieve post-acquisition cost benefits by reducing the corporate overhead of the acquired business. If we acquire restaurant chains or individual units close to each other, concentration could provide economic synergies with respect to management functions, marketing, advertising, supply chain assistance, staff training, and operational oversight.

Increase Sales

Same-store sales growth reflects the change in year-over-year sales for the comparable store base. We intend to deploy a multi-faceted sales growth strategy to optimize restaurant performance. We will apply techniques proven in the restaurant industry to increase same-store sales at all our restaurants. We also may develop new approaches that reflect our corporate character and restaurant composition. We expect to utilize customer feedback and analyze sales data to introduce, test, and hone existing and new menu items. In addition, we will investigate using public relations and experiential marketing to engage customers. Our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Increase Brand Awareness

Increasing brand awareness is essential to the growth of our Company.  We intend to develop and implement forward-looking branding strategies for our businesses. We will seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. In addition, we intend to develop mobile applications that will allow consumers to find restaurants, order online and receive special offers. We expect our branding initiatives to evolve as we complete acquisitions.

Trademarks and Service Marks

We operate under several tradenames and have acquired a variety of trade and service marks. We have registered “It’s Burger Time” with the United States Patent and Trademark Office. Our trademarks and service marks, whether or not formally registered, are valuable to us and important to our marketing efforts. We may develop additional marks in the future. Our policy is to pursue registration of our marks when appropriate and to vigorously oppose infringement.

Competition

We own restaurants in the quick service, fast casual, and casual dining categories of the restaurant industry. The competitive environment in each category is intense in terms of price, service, location, and food quality. We face significant competition from a wide variety of restaurants on a national, regional, and local level. Dining choices continue to expand with the increasing popularity of food delivery services. The restaurant industry is often affected by changes in consumer tastes, dietary trends, local and national economic conditions, demographics, traffic patterns, consumer spending, population trends, and local traffic patterns. The restaurant industry has few barriers to entry, and new competitors may emerge at any time.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our BTND revenue is typically lower in the first and fourth quarters because of winter weather. PIE is highly seasonal, with a significant portion of its business occurring during summer. Our Florida locations achieve peak revenue during the winter travel season.

Regulation and Compliance

Our operations are subject to a wide range of federal, state, and local government regulations, including those relating to, among others, public health and safety, zoning and fire codes, labor, and franchising. Our failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our restaurants. We operate each of our restaurants with standards and procedures designed to comply with applicable laws, codes, and regulations. To date, we have not experienced and do not anticipate any problems in obtaining required licenses, permits, or approvals; however, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or permissions in the future could delay or prevent the opening of a location and adversely impact the viability of a restaurant.

The development and construction of any new restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies concerning zoning, land use, and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. Most of our hourly staff, except for Bagger Dave’s Michigan tip-compensated employees, are paid above the applicable federal or state minimum wage. Accordingly, increases in the minimum wage likely will not have a significant impact on labor costs. We also may be subject to various laws and regulations related to any future franchise operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment.

States, counties, and cities have enacted menu labeling laws requiring restaurant operators to disclose certain nutritional information to consumers or have enacted legislation restricting the use of certain ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the Patient Protection and Affordable Care Act of 2010, (“ACA”), as amended, which establishes federal requirements applicable to chain restaurants with 20 or more locations to post nutritional information on their menus. In addition, the ACA mandates that restaurant businesses with more than 50 full-time employees offer health benefits to full-time employees and their dependents or face possible penalties. The ACA imposes significant reporting requirements on restaurant businesses including certifying whether they offer minimum essential coverage to full-time employees. The failure to comply with ACA is significant and new regulations increasing coverage requirements and costs could have a material adverse effect on our business.

We are not engaged in the business as a “franchisor.” We operate a Dairy Queen unit as a “franchisee” of Dairy Queen. Franchise operations are governed by state laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. In addition, such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation.

Environmental Matters

We are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste, and clean-up of contaminated soil and groundwater. Under various federal, state, and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in, or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. We have not conducted a comprehensive environmental review of our properties or operations. As a result, no assurance can be given that we have identified potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

Employees

As of April 15, 2023, our corporate office had three employees. In addition, each of our restaurants has a General Manager, an assistant manager or supervisor, and a varying number of restaurant staff, all hourly employees. Including wholly owned subsidiaries of the Company, as of  April 15, 2023, we had approximately 220 employees, including 51 full-time and 168 part-time employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

From time to time, we purchase publicly traded marketable securities. Historically, these securities consisted of investments in exchange-listed common stocks with published prices per share readily available.

Investments

Our investments include our net investment of $1,065,187 in Bagger Dave’s as determined under the “Equity Method” of accounting. Our $304,000 total investment in Next Gen Ice, Inc. (“NGI”) includes equity in the form of 179,000 common shares received in 2020 ownership as consideration for extending the maturity of a note receivable that was repaid in August 2020. Under terms of the Note modification, we received 179,000 shares of common stock in NGI from the founders of NGI. We also received warrants expiring March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000  to the value of the equity received. This amount was reflected as interest income in 2020. The 2020 fair value continues to be reflected as the value of this investment. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at the cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65 per share.  Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is also a member of the board of directors of NGI and serves as its Chief Financial Officer. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands.

Item 1A. Risk Factors.

Risks Related to a Health Emergency

COVID-19 disrupted the economy and future health emergencies may adversely impact our business.

The COVID-19 pandemic and government responses significantly impacted the economy. Although our business did not experience significant negative effects from the initial spread of COVID, its variants or another virus could negatively affect our business in the future. Possible outcomes include declines in customer traffic at our restaurants, our inability to fully staff our restaurants and, in more severe cases, may cause a temporary closure, our inability to obtain supplies, and increased commodity costs, possibly for prolonged periods of time. While most of our restaurants have remained operational, some locations were temporarily closed. More recently, we have had to modify some store hours in response to recent labor availability issues. We expect to continue to experience isolated labor shortages and supply chain issues due to disruptions to the economy.

The extent to which health emergencies may impact our business, markets, supply chain, customers and the workforce will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a health emergency and the actions to contain it or to otherwise limit its impact, a rapidly spreading virus could contribute to the perceived health risk and may affect our business.

If any or all of the foregoing events were to occur, our business, liquidity, financial condition and results of operations could be materially adversely impacted.

Risks Related to our Growth Strategy

Finding a suitable acquisition target may be challenging.

Our growth plans include continuing to acquire restaurants and developing new brands. Although we believe that acquisition opportunities will be available, competition for acquisition candidates will likely exist and intensify, and fewer opportunities may be available to us at increased prices. There can be no assurance that we can identify, acquire, manage, or successfully integrate the restaurants we acquire without substantial costs, delays, or operational or financial problems.

Acquiring or opening new restaurants is subject to risks and challenges.

We will face challenges as we acquire or open new restaurants; many of these challenges pose risks that are potentially beyond our control, including, but not limited to, our ability to acquire locations at a favorable cost, the expense and other factors involved in remodeling or updating locations, hiring managerial personnel and our lack of familiarity with local regulations. Any one of these challenges, as well as others we may not have identified, could result in significant unanticipated costs being incurred by us. If we are unable to open new restaurants, or if restaurant openings are significantly delayed or costlier, our revenue growth and earnings could be adversely impacted, and our business negatively affected.

As discussed throughout this Annual Report, difficulties of integration include coordinating and consolidating geographically separated systems and facilities, integrating the management and personnel of the acquired brands, maintaining employee morale and retaining key employees, implementing our management information systems and financial accounting and reporting systems, establishing and maintaining effective internal control over financial reporting, and implementing operational procedures and disciplines to control costs and increase profitability. In addition, we must have the liquidity to financially nurture our acquisitions after the consummation of transactions.

If we acquire additional restaurant businesses, the integration and operation of acquisitions may place significant demands on our management, which could adversely affect our ability to manage our existing restaurants. In addition, we may be required to obtain additional financing to fund future acquisitions, and there can be no assurance that we can obtain additional financing on acceptable terms or at all.

Our expansion into new markets will subject us to risks.

We are now operating restaurants in markets where we have no operating experience. New markets we enter may have competitive conditions, consumer tastes and discretionary spending patterns that are difficult to anticipate. We may need to invest more than we originally planned in advertising and promotional activity in new markets. In addition, we may find it more difficult to hire, motivate and keep qualified employees. As a result, these new restaurants may be less successful than projected. Our inability to fully implement or failure to successfully execute our plans could have a material adverse effect on our business, financial condition and results of operations.

Our business could suffer if we fail to effectively acquire new or existing restaurants.

As we grow our business, one of our biggest challenges is identifying and securing suitable acquisition opportunities. Competition for acquisition opportunities such as those we seek is intense. Competitors may have significantly greater financial resources than we do, allowing them to bid more aggressively for those opportunities. These include other restaurant businesses seeking to grow through acquisitions and venture capital firms and leveraged buyout firms that specialize in restaurant industry transactions. We cannot be assured that new opportunities will be available in desirable areas or on terms that are acceptable to us in order to grow our business. If we are unable to acquire new restaurants, or if the acquisitions are significantly delayed, our revenue growth and earnings could be adversely impacted.

There are numerous factors involved in identifying, evaluating, and securing restaurant acquisition, including:

•	evaluating traffic patterns and infrastructure that will drive high levels of customer traffic and sales;
•	competition in new markets, including competition for restaurant sites;
•	obtaining licenses or permits for development projects on a timely basis;
•	the proximity of potential restaurant sites to existing restaurants;
•	anticipated infrastructure development near the potential restaurant site; and
•	availability of acceptable acquisition or lease terms and arrangements.

Given the numerous factors involved, we may not be able to successfully identify and secure attractive restaurant acquisitions and following an acquisition we may not be able to successfully operate the acquired business, which could have a material adverse effect on our business, financial condition and results of operations.

Acquisition of existing restaurants is subject to risks that could negatively impact our operations and financial condition.

We expect to continue expanding our business through the acquisition of existing restaurant businesses. Any such business may be in geographic regions in which we have not operated and may offer food concepts significantly different from our existing business. Our strategy to pursue expansion through the acquisition of existing restaurant businesses is subject to risks and uncertainties, including all the risks of our current operations as outlined in this Annual Report and other factors, including:

•	the investigation of the business of the target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs, and if we decide not to or cannot complete a specific acquisition, the costs incurred likely would not be recoverable;
•	a target business may be a privately held company with very information available;
•	the business that we acquire may be financially unstable;
•	we may not be able to retain the management or other key personnel of the business that we acquire;
•	our corporate culture could differ from the corporate culture of the business that we acquire, making the integration of the acquired target business difficult;
•	our ability to assess the management of a target business may be limited;
•	we may experience impairment of acquired tangible and intangible assets and goodwill;
•	the target business may have unknown liabilities;
•	we may incur debt to complete an acquisition, and debt could have a variety of negative effects, including:

o	foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
o	immediate payment of all principal and accrued interest if the debt security is payable on demand;
o	such debt may include covenants that prohibit us from paying dividends on our common stock;
o

using a substantial portion of our cash flow to pay principal and interest on our debt, reducing funds available for dividends on our common stock, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

o	limitations on our flexibility in planning for changes in our business and in the industry;
o	increased vulnerability to adverse changes in general economic and competitive conditions and adverse changes in government regulation;
o	such debt may include covenants that limit our ability to borrow additional amounts:
o	other disadvantages compared to competitors with lower leverage.

These factors, among the many other risks and uncertainties that typically are associated with acquisitions of existing businesses, could negatively impact our Company, which would have a material adverse effect on our business, financial condition and results of operations.

Acquisitions may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether completed or not, involves risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;
•	problems retaining key personnel;
•	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;
•	potential unknown liabilities;
•	difficulties of integration and failure to realize anticipated synergies; and
•	disruption of our ongoing business, including the diversion of management’s attention.

Future acquisitions may be through a cash purchase transaction, the issuance of our equity securities or a combination of both which could result in potentially dilutive issuances of our equity securities, or we may incur debt and assume contingent liabilities which could harm our business and financial condition.

Failure to manage new restaurants properly could negatively impact our operations and deplete our capital resources.

Though we expect to retain key personnel of any existing restaurant group to assist with managing the restaurants, we may not be able to retain such personnel for any meaningful period. Moreover, even if we retain management from the acquired business, our executive officers may not manage the new restaurants profitably for numerous reasons, including our inability to predict the consumer preferences and trends that drive the success of these types of restaurants. Any failure to effectively manage the restaurants comprising an acquired restaurant group could, among other negative effects, adversely impact our operations and deplete our capital resources, affecting our financial condition and the market price for our common stock.

Our growth strategy requires substantial additional capital to execute which may not be available.

Our growth depends principally on acquiring new restaurants and operating those restaurants on a profitable basis. The cost of acquiring a business will be based on a number of factors, including the number of restaurants comprising the group and their profitability. If we require additional capital to continue our growth plans, we may seek to raise capital by way of equity or debt financing. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and pursue business opportunities, including making further attractive acquisitions or opening new restaurants. Moreover, if we issue debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on satisfactory terms our ability to support our business growth and to respond to business challenges could be significantly limited.

Rising interest rates could negatively impact our performance and acquisition plans.

Rising interest rates could significantly increase our borrowing costs or make it difficult or impossible for us to obtain financing in the future. An increased cost of borrowing would make it more expensive for us to borrow funds to acquire new businesses, which may negatively impact our performance. If we cannot obtain financing in the future, our growth could be affected, negatively impacting our operating results.

Our growth strategy may divert management’s attention from operating our existing restaurants.

As we execute our growth strategy, management will be focused on the numerous complex and time-consuming activities required to acquire or open new restaurants, and to integrate and operate an existing restaurant group. These activities may divert management’s attention from our existing restaurants, and our existing restaurants may suffer. If the time management allocates to implementing our growth strategies interferes with its ability to manage our existing restaurants and our revenues decline at existing restaurants, our business, financial condition and results of operations will be adversely affected.

We may enter into additional long-term non-cancelable leases.

In connection with restaurants that we acquired over the last year, we have entered into long-term non-cancelable leases for the space in which such restaurants operate. Further, future acquisitions may be subject to long-term non-cancelable leases. Under non-cancelable leases, we may be required to pay all or a portion of the real estate taxes, insurance, common area maintenance charges and other operating costs associated with the property. In addition, some non-cancelable leases may provide for contingent rental payments based on sales thresholds. If acquired restaurants are subject to long-term non-cancelable leases or we enter into such leases when we acquire a restaurant and such restaurants are not profitable, and we decide to close one or more of them, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent and other expenses that we agreed to pay for the balance of the lease term. In addition, as leases for our restaurants expire, we may need to negotiate renewals which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These payments and costs, as well as the failure to negotiate new leases for restaurants, could have a material adverse effect on our business, financial condition and results of operations.

Difficulties managing our growth could adversely affect our results of operations.

If we experience rapid and substantial growth, it will strain our administrative infrastructure and our managerial and financial resources. To manage the significant growth of our operations, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;
•	install enhanced management information systems; and
•	hire, train, motivate, manage and retain our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our business could be seriously harmed if we cannot manage growth effectively.

Our inability to sufficiently raise menu prices could result in a decline in profitability.

We increase menu price increases to help offset costs, including the increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs resulting from general inflation in the economy. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected.

Risks Related to the Nature of Our Business and Operating in the Restaurant Industry

Our inability to compete effectively may affect sales and restaurant-level profit margins, adversely affecting our business.

The restaurant industry is intensely competitive, with many well-established companies competing directly and indirectly with us. We compete in the restaurant industry with national, regional, locally owned, quick-service, casual, and full-service restaurants. Many of our competitors have significantly greater financial, marketing, personnel and other resources than we do. Many of our competitors are well-established in markets where we have existing restaurants or may acquire new ones. In addition, many of our competitors have greater name recognition nationally. Failure to successfully compete with the restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number and location of competing restaurants often affect the restaurant. Our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with improvements in meal preparation and delivery alternatives. Additionally, there is increased competition from limited-service and fast-casual restaurants that are aggressively pursuing delivery and “to-go” programs. Meal kit delivery companies and other eat-at-home options also compete with traditional restaurants. In addition, our competitors in the past have offered and promoted price discounts on specific menu offerings, and they may continue to do so in the future. If we cannot continue to compete effectively, our traffic, sales and restaurant-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.

Our Dairy Queen franchise business must comply with the Dairy Queen franchise agreement.

We own a Dairy Queen (“DQ”) franchise in Ham Lake, Minnesota. We are contractually bound to abide by the franchise agreement with DQ, including certain financial obligations, monthly royalty payments, and marketing fees comprising a significant percentage of our DQ gross sales. Failure to abide by the terms of the franchise agreement or take actions prohibited by the franchise agreements could result in termination of the franchise agreement by the franchisor.  If this franchise were terminated, our operating results would be adversely affected.

Public attitudes regarding diet and health could result in new regulations influencing consumers.

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and shifts in consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings.

We may not be able to effectively respond to changes in consumer health perceptions or successfully implement the nutrient content disclosure requirements and adapt our menu offerings to trends in eating habits. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.

Negative publicity could reduce sales at our restaurants.

We may face negative publicity, including comments on social media, relating to aspects of our business, including, among others, food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, the integrity of our suppliers’ food processing and other policies, practices and procedures, employee relationships or other matters at one or more of our restaurants. Negative publicity generated against our restaurants may adversely affect us, regardless of whether the allegations are valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect our other restaurants. A similar risk exists concerning food service businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be exerted in favor of our operations. These risks are amplified because of the prevalence of social media. Adverse social media comments and negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

Food safety concerns could have an adverse effect on our business by reducing demand and increasing costs.

The occurrence or reports of food-borne illnesses and food safety issues have occurred in the food industry in the past and could occur in the future. Any report or publicity linking us to food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand, reputation, revenues, and profits. In addition, instances of food-borne illness, food tampering or food contamination occurring at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales.

Furthermore, our reliance on external food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled or contaminated and should not be used in our restaurants. If our customers become ill from food-borne illnesses, we could temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject our suppliers or us to a food advisory, recall or withdrawal under the Food Safety Modernization Act.

Risks Related to Labor and Supply Chain

Increased commodity, energy and other costs could decrease our restaurant-level profit margins.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, public health issues, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our sales and restaurant-level profit margins. We do not enter into forward pricing arrangements with our suppliers, making us more susceptible to changes in commodity prices.

Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, whether due to inflation, shortages or interruptions in supply, or otherwise. Our profitability is also affected by the costs of insurance, labor, marketing, taxes and real estate, all of which could increase due to inflation, changes in laws, competition or other events beyond our control. Our ability to respond by raising menu prices depends on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and customers. All these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We are dependent on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by problems in production or distribution, inclement weather, unanticipated demand, or other conditions could adversely affect the availability, quality and cost of ingredients, adversely affecting our operating results.

We rely on certain vendors, suppliers and distributors for all our supplies.

We purchase substantial food, paper, packaging and related supplies from Sysco Corporation, the nation’s largest distributor of food products. In fiscal 2022, approximately 60% of our cost of goods sold, food and paper, for all locations was purchases were from Sysco. In addition, for Burger Time, we purchase our beverages, other than coffee, tea or milk, from affiliates of PepsiCo. These entities also are responsible for delivering these products to us. Our reliance on these vendors exclusively to provide us with our entire inventory at reasonable prices presents certain risks. We do not control the businesses of our vendors, and our efforts to specify and monitor the standards under which they perform may not be successful. If our current vendors are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition and results of operations.

We rely on the services of our Chief Executive Officer and Chief Operating Officer to operate our business.

We rely on Gary Copperud, our Chief Executive Officer, and Kenneth Brimmer, our Chief Operating Officer, to make all key decisions relating to our operations and finances. The unexpected loss of the services of Messrs. Copperud or Brimmer would have a material adverse effect on our business and plans for future growth. Further, neither of these individuals devotes full-time efforts to the Company, as further described under the heading “Management.”

The inability to attract, train and retain personnel could adversely impact our business and financial results.

Our success depends on our ability to attract, motivate, and retain qualified managers and the services of skilled personnel. Qualified individuals may be in short supply in some communities. Competition for qualified staff and improvement in regional or national economic conditions could increase the difficulty of attracting and retaining qualified individuals, resulting in higher costs. The Our inability to attract and retain staff could adversely affect our business, including restaurant operating hours. We believe managers are the key component of our business. We devote resources to recruiting and training our restaurant managers and staff. We attempt to reduce employee turnover in our restaurants. Employee turnover may hurt our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results. Challenges in retaining or recruiting qualified employees increase costs and could adversely affect our business and our results of operations.

Unionization activities or labor disputes could disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and the resolution of disputes may increase our costs.

Also, as an employer, we may be subject to employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefits issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could adversely affect our business, financial condition or results of operations.

Risks Related to Information Technology Systems, Cybersecurity and Data Privacy

System failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our and our third-party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, an increasing number of transactions are processed through our mobile application. Disruptions, failures, or other performance issues with technology systems could impair the benefits such systems provide to our business and negatively impact our relationship with our customers.

Security breaches of customer information may adversely affect our business.

Any intentional attack or unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our customers or employees could result in widespread negative publicity, damage to our reputation, a loss of customers, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats have increased. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are only recognized once attacks are launched or have been in place for some time. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, malware and other events that could have a security impact; however, there can be no assurance that these or any measures will be effective.

Additionally, the majority of our sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which their customers' credit and debit card information has been compromised.  In the event of a data breach, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising from the actual or alleged theft of confidential or personal information and credit or debit card information.

Failure to effectively manage social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or may be inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

In addition, we may use social media to communicate with our customers and the public in general. Failure by us to use social media effectively or appropriately, particularly as compared to our brands’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Legal and Regulatory Risks

Displaying nutritional information could affect consumer preferences and negatively impact our results of operations.

Government regulation and changes in consumer eating habits resulting from shifting attitudes regarding diet and health or the latest information regarding changes in the health effects of consuming our menu offerings may impact our business. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that affect the ingredients and nutritional content of our menu offerings or laws and regulations requiring us to disclose the nutritional content of our food offerings.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and adapt our menu offerings. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

We are subject to many federal, state, and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to the preparation and sale of food, licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards. Our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. Our ability to respond to labor cost increases by raising menu prices will depend on the responses of our competitors and customers. Our distributors and suppliers could also be affected by higher wage costs, benefit standards, and compliance costs, resulting in higher costs for us.

We are subject to the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations based on disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to or make reasonable accommodations for the employment of disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could also affect and change the items we procure for resale.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, hurt our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds.

Failure to comply with food control regulations could lead to the loss of our food service licenses harming our business.

Restaurants are required under various federal, state, and local government regulations to obtain and maintain licenses, permits and approvals to operate their businesses. Such regulations are subject to change from time to time. We must keep these licenses, permits and approvals to operate. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, adversely affecting our business.

Restaurant companies have been the target of lawsuits and other proceedings alleging violations of employment laws.

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

A customer may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain customers. The Company may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate adverse publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands.

Our ability to successfully implement our business plan depends on our ability to build brand recognition using our existing trademarks, service marks and other proprietary intellectual property, and intellectual property that we may develop in the future. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in a loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time-consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or license agreement to obtain the right to use a third party’s intellectual property.

General Risk Factors

Economic conditions in the United States could materially affect our business, financial condition, and results of operations.

The restaurant industry depends on consumer discretionary spending. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, and disposable consumer income affect discretionary consumer spending. If economic conditions worsen and our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, customer traffic could be adversely impacted. If adverse economic conditions persist for a period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. They will likely be affected by many national and international factors beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in restaurant sales could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling of our existing restaurants or take asset impairment charges.

We are susceptible to regional economic developments, including adverse weather conditions.

Our financial performance depends on restaurants in Minnesota, North Dakota, South Dakota, Michigan, and Florida, comprising all but one of our restaurants as of January 1, 2023. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could adversely affect our business, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or other disasters.

In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged restaurant closures may occur, and customer traffic may decline due to the actual or perceived effects of future weather-related events.

Damage to our reputation could negatively impact our business, financial condition, and the results of operations.

We have built our reputation on the high quality of our food, service and staff, and we must protect and grow the value of our brands to continue to succeed. Any incident that erodes consumer affinity for our brands could significantly reduce their value and damage our business. For example, one brand’s value could suffer, and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambiance, or otherwise believe we have failed to deliver a consistently positive experience.

We may be adversely affected by news reports or other negative publicity (regardless of their accuracy) regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity may materially harm our results of operations and damage our brand.

Our marketing programs may not be successful.

We intend to continue to invest in marketing efforts that we believe will attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, if these initiatives are not successful, we may engage in additional promotional activities to attract and retain customers, including buy-one-get-one offers and other offers for free or discounted food, and any such additional promotional activities could adversely impact our results of operations.

We plan to continue emphasizing mobile and other digital ordering, delivery and pick-up orders. These efforts may fail or may result in unexpected operational challenges that adversely impact our costs. We may also introduce new menu items that may not achieve the expected sales levels. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal fluctuations.

Historically, customer spending patterns for our midwestern restaurants are lowest in the first and fourth quarters of the year due to holidays, consumer habits and adverse weather. Likewise, our restaurants in Florida may experience declines in customer spending during the summer, when Florida has fewer tourists. Our restaurant in Woods Hole, Massachusetts, experiences reduced customer traffic outside the summer months. The result is that our quarterly will continue to be affected by seasonality. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

If we cannot offset rising labor costs with price increases, our financial performance could be adversely affected.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. We believe the federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than is currently required under federal law. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases could create pressure to increase salaries and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase, or expansion of benefits could significantly impact our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation. Many have increased prices for goods and services to offset their increasing labor costs.

Failure of our internal control over financial reporting could adversely affect our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected as a result of the actions of activist stockholders.

The Company may be subject to proposals by stockholders urging us to take certain corporate action. If activist stockholder activities ensue, our business could be adversely impacted because:

•	responding to actions by activist stockholders can be costly and time-consuming:
•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and make it challenging to attract and retain qualified personnel and business partners; and

•	pursuit of an activist stockholder’s agenda may adversely affect our ability to implement our strategy effectively.

Any litigation could result in substantial costs and divert management’s attention and resources potentially harming our business.

You may be unable to resell your shares at or above the price you paid.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market in general has been highly volatile, and this may be especially true for our common stock given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report and others, such as:

•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us, our competitors or our industry;
•	our failure to meet analysts’ projections or guidance;
•	additions and departures of key personnel;
•	sales, or anticipated sales, our stock or shares held by significant stockholders, directors, or executive officers;
•	strategic decisions such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation, whether or not correct, involving us, our suppliers or our competitors;
•	changes in accounting principles;
•	litigation and governmental investigations;
•	publicity (regardless of their accuracy), including on social media platforms, negatively impacting our reputation;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	a foodborne illness outbreak;
•	severe weather, natural disasters, and other calamities; and
•	changes in the general market and economic conditions.

Our by-laws and Wyoming law may discourage a change of control of our company and depress the price of our stock.

Our certificate of incorporation and by-laws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

•	advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholder’s notice;
•	the right to issue preferred stock without stockholder approval, which could dilute the stock ownership of a potential hostile acquirer;
•

allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;

•

limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president (in the absence of a chief executive officer).

We have no plans to pay cash dividends on our common stock.

We likely will retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness our subsidiaries or we incur, including our credit facility. As a result, you may not receive any return on an investment in our common it for a price greater than that eater than that which you paid for it.

Raising additional equity capital may be more difficult while the warrants are outstanding.

While the warrants issued in our IPO are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the warrants are outstanding.

Our board of directors is authorized to issue preferred stock without obtaining stockholder approval.

Our articles of incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Our board of directors is empowered, without stockholder approval to create and issue a series of preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of We. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that We will not do so in the future.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. These provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims.

Our articles of incorporation and bylaws provide that the Company will indemnify our directors and officers, in each case, to the fullest extent permitted by Wyoming law.

In addition, as permitted by the Wyoming Business Corporation Act, our bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

18

•

we indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request to the fullest extent permitted by Wyoming law. Wyoming law provides that a corporation may indemnify such person if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe the conduct was unlawful;

•	we may indemnify employees and agents in those circumstances permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Reduced disclosure requirements may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We may take advantage of certain exemptions from various reporting requirements that apply to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B).

We could remain an “emerging growth company” for up to five years from the last day of our fiscal year in which the first sale of our common equity securities occurred pursuant to an effective registration statement under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Corporate Offices

Our principal offices are in leased office space in West Fargo, North Dakota with additional leased space in Minnetonka, Minnesota. Both locations are leased on a month-to-month basis for a total of $1,800 per month.

Burger Time Properties

The table below provides basic information about each of our Burger Time restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota (1)	1991	650	15,000	Leased	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (2)	2015	1,664	31,723	BTND DQ, LLC	BTND DQ, LLC (3)
West St. Paul, Minnesota (6)	Sold 2023	1,020	18.280	SOLD	SOLD
Richmond, Indiana (4)(5)	held for sale	1,062	23,086	BTND IN, LLC (4) (5)	BTND, LLC
Hazelwood, Missouri (5) (7)	held for sale	1,566	51,386	BTND MO, LLC (5)	BTND MO, LLC (5)

___________

(1)	The land is leased from a third party.
(2)	Dairy Queen franchise.
(3)	Restaurant operations are 99% owned by BTND, LLC, and 1% owned by the current restaurant manager.
(4)	Restaurant operations closed in December 2018.
At	Property for sale.
(6)	The West St. Paul property was sold for $496,000, and the sale closed in the first quarter of 2023 with a gain on sale of approximately $313,000.
(7)

The Company is in the process of abandoning the Hazelwood, Missouri, property in lieu of paying property taxes. This abandonment is expected to be completed in the second quarter of 2023 at which time the Company will recognize a gain of  approximately $180,000 upon the final disposition of the property.

A description of our restaurant properties appears above under the heading “BUSINESS—Locations.” We lease our executive offices, consisting of approximately 1,000 square feet, located at 405 West Main Street, West Fargo, North Dakota, on a month-to-month basis at the cost of $500 per month. In addition, effective January 2, 2022, we have agreed to reimburse Brimmer Company, LLC, an affiliate of the Company, for the monthly rent of $1,250 on 1100 square feet in Minnetonka, Minnesota, at 10501 Wayzata Blvd Ave S, Suite 102 where administrative activities are performed.  Our office space is adequate for its intended purposes and our near-term expansion plans.

On June 28, 2021, we refinanced our BTND mortgage debt, bearing interest at 4.75%. As of January 1, 2023, we had $2,826,093 in contractual obligations relating principally to amounts due under mortgages on the real property on which our Burger Time restaurants are situated. Our monthly required payment is approximately $22,700.

We currently lease the land for one of our Sioux Falls, South Dakota, Burger Time locations on a month-to-month basis, and the monthly rent is $1,600.

Keegan’s Restaurant

Concurrent with our acquisition of Keegan’s assets in March 2022, we entered into a 132-month triple-net lease for the property occupied by Keegan’s with an unrelated landlord. Terms of the lease provide for an initial rent of $5,000 per month, increasing annually at the greater of 3% or the increase in the Consumer Price Index over that period. The location comprises approximately 2,900 square feet of dining, kitchen, and storage space and includes typical features for a full-service restaurant.

Pie In The Sky Restaurant

Concurrent with our purchase of PIE assets in May 2022, we entered into a five-year triple-net lease for the property occupied by PIE with the seller of the assets that provides us with three five-year extensions at our option. Terms of the lease provide for an initial rent of $10,000 per month, increasing annually to approximately $11,000 per month during the first five-year term. The location comprises approximately 3,500 square feet of dining, kitchen and storage space on two levels, with a production kitchen and storage and office space on the lower level; there is also approximately 1,500 square feet of outdoor dining, which is serviced by an outdoor service bar. The landlord granted us a right of first refusal to purchase the property on terms it receives from a third party during the entire term and any lease extension.

Village Bier Garten Restaurant

Concurrent with our acquisition of the Village Bier Garten assets, we entered a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area and includes all of the features typical for a full-service restaurant. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The lease includes three five-year renewal option periods.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on Nasdaq under the symbol “BTBD” on November 12, 2021. Our warrants issued as part of the units we sold in the IPO commenced trading on Nasdaq under the symbol “BTBDW” on November 12, 2021.

Stockholders

As of April 9, 2023, there were approximately 41 stockholders of record of 6,396,118 shares of common stock issued and outstanding and one holder of record of 2,746,838 warrants issued and outstanding. A significant number of beneficial owners of our common stock and listed warrants hold their shares in street names.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

During the year that ended January 1, 2023, we did not sell any equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2019, our board of directors and stockholders adopted the 2019 Incentive Stock Plan (the “Plan”). At the Annual Stockholders Meeting held in December 2022, the stockholders authorized the increase of shares available for grant under the Plan from 250,000 shares to 1,000,000 shares. The Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees and directors of, and consultants and advisers to, BT Brands and its subsidiaries. The plan aims to help attract, motivate and retain qualified personnel and enhance stockholder value. Awards that lapse or are forfeited become available again for grant.

As of January 1, 2023, the Company has granted outstanding options to purchase 220,250 shares, including 213,700 common stock purchase options to employees, 10,000 to a consultant, and 15,000 to non-employee directors. Non-employee director options were immediately vested and grants to employees were subject to a four-year vesting requirement, with one-fourth of the options vesting each year.

Effective February 27, 2023, our board of directors approved a total grant of 250,000 shares of its common stock to two officers (the “Grant Shares”). The Grant Shares vest if our common stock trades at a price of $8.50 per share for 20 consecutive trading days. This requirement triggers the Company’s right to redeem the common stock warrant issued in our November 2021 IPO.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	220,250	$2.74	779,750
Equity compensation plans not approved by security holders	-	-	-

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the quarter ended January 1, 2023, the Company purchased less than 0.1 million shares of our common stock in open market purchases, as disclosed in the table below.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
December 1 – December 31, 2022	65,000	$1.646	NONE	NA

(1) Calculated inclusive of commissions.

Report of Offering of Securities and Use of Proceeds Therefrom.

On November 12, 2021, we completed our IPO of 2,400,000 units with a public offering price of $5.00 per unit, each containing one share of common stock and one warrant to purchase one share of Common Stock at an exercise price of $5.50 per share pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-250957). Maxim Group LLC and Joseph Gunnar & Co., LLC served as the representatives of several underwriters in the underwritten public offering. The net proceeds from the offering were approximately $10.68 million after deducting underwriting discounts, commissions, and offering expenses.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated November 16, 2021, which was filed with the SEC on November 16, 2021, pursuant to Rule 424(b) under the Securities Act.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or our affiliates other than payments in the ordinary course of business to officers for salaries. Including our three restaurant business acquisitions and our purchase of 41.2% of Bagger Dave’s for $1,260,000, we have invested the net proceeds in money market funds and equity securities including the purchase of 1,098,690 shares of Noble Roman’s Inc. for an aggregate cost of $231,115 at January 1, 2023.  Noble Roman’s, Inc., is a public company, based in Indianapolis, Indiana operating pizza-focused food services including nine full-service locations.

Item 6. Reserved

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

Fiscal Year

Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. The 52-week fiscal 2022 ended on January 1, 2023, and the 52-week fiscal 2021 year ended on January 2, 2022.

Introduction

As of January 1, 2023, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise (“BTND”);
•	Village Bier Garten a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Unconsolidated affiliate, Bagger Dave’s Burger Tavern, Inc, 41.2% owned operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

 Burger Time opened its first restaurant in Fargo, North Dakota, in 1987. Burger Time restaurants feature a traditional grilled hamburger and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Burger Time’s operating principles include (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

The average customer transaction at our Burger Time restaurants increased by approximately 30% in fiscal 2022 compared to 2021 and currently is about $16.90. This recent increase is principally because of the menu price increases implemented in 2021 and 2022. A 2022 price increase of approximately 10% on our popular “Deal of the Day” significantly increased our check average. We implemented an additional menu price increase in September 2022 and regularly monitor market prices to remain competitive. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable 2022 Events

Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During the 2022 fiscal year, we acquired three operating restaurants and a 41.2% ownership interest in BD, an operator of six casual restaurants. We expect to consider acquisition opportunities in the future.

Keegan’s Seafood Grille, acquired in March 2022, has served customers in the Indian Rocks Beach and Clearwater, Florida markets for over 35 years. Keegan’s is primarily a dine-in restaurant offering a variety of traditional fresh seafood items for lunch and dinner and a selection of beer and wine.

In May 2022, we acquired the assets and business operations of the iconic Pie In The Sky Coffee Restaurant and Bakery. PIE is adjacent to the ferry terminal in Woods Hole, Massachusetts. PIE has operated in the same location for over thirty years, offering a range of breakfast and lunch options, freshly roasted coffee, and branded merchandise serving locals and tourists.

In August 2022, we purchased the assets of Van Stephan Village Bier Garten, a full-service bar and restaurant in Cocoa, Florida.  We have rebranded the restaurant Village Bier Garten. The restaurant features a German-themed menu, specialty imported European beers, and regular entertainment.

In June 2022, we acquired shares of stock representing 41.2% ownership of publicly held Dave’s Burger Tavern, Inc., the owner and operator of six Bagger Dave’s restaurants, a casual restaurant and bar concept. Bagger Dave’s provides an inviting, entertaining atmosphere specializing in burgers, hand-cut fries, craft beer, milkshakes, salads, pizza, and other items. Bagger Dave’s opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio.

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

Food costs have increased over the last two years, and we expect to see continued inflationary pressure during 2023. Beef and egg costs continued to increase in 2022. Given the competitive nature of the restaurant industry, it may be challenging to raise menu prices to fully cover cost increases. Future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

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

Although moderating over the last twelve months, since March 2020, COVID-19 and its variants have adversely affected workforces, customers, economies, and financial markets globally and disrupted the US economy’s normal flow. Our stores have, with some exceptions, generally remained open for drive-through business. However, many businesses have experienced a disruption of operations. More recently, food service businesses, including ours, have faced challenges in attracting and hiring workers. Labor shortages have resulted in some store curtailment of operating hours which may become more acute as market participants compete to attract employees.

We cannot determine the future effects of any public health matters on our operations and financial results. We have and could continue to experience the impact of recent events including but not limited to commodity inflation, disruption in our supply chain, and labor availability challenges at certain shops. We have increased and plan to continue increasing prices to offset additional costs due to a higher inflationary economic environment in the U.S. These price increases may not be sufficient to mitigate higher costs, and further increases may negatively impact consumer behavior.

Result of operations for the 52 weeks ending January 1, 2023, compared to the 52 weeks ending January 2, 2022.

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages below may not reconcile because of rounding.

	52 weeks ended, January 1, 2023		52 weeks ended, January 2, 2022
	Amount	%	Amount	%
SALES	$12,601,169	100.0%	$8,451,870	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,854,321	38.5	3,285,752	38.9
Labor costs	4,126,837	32.7	2,383,206	28.2
Occupancy costs	1,147,744	9.1	681,560	8.1
Other operating expenses	780,564	6.2	469,822	5.6
Depreciation and amortization	449,038	3.6	234,027	2.8
General and administrative	1,633,829	13.0	416,791	4.9
Total costs and expenses	12,992,333	103.1	7,471,158	88.4
Income (loss) from operations	(391,164)	(3.1)	980,712	11.6
UNREALIZED LOSS ON MARKETABLE SECURITIES	(86,422)	(.7)
INTEREST EXPENSE	(114,766)	(.9)	(172,861)	(2.0)
INTEREST AND DIVIDEND INCOME	125,529	1.0	-	-
OTHER EXPENSE	(80,649)	(.6)
EQUITY IN AFFILIATE LOSS	(194,813)	(1.6)	-	-
INCOME TAX (EXPENSE) BENEFIT	180,000	1.4	(200,000)	(2.4)
NET INCOME (LOSS)	$(562,285)	(4.5)%	$607,851	7.2%

Net Revenues:

Net sales for 2022 increased $4,149,299 or 49.1% to $12,601,169 from $8,451,870 in 2021. The sales increase resulted from the acquisition of three restaurants during the year contributing $5,595,003 in revenue. The BTND business experienced a sales decline of $1,041,000 as the business continued a trend toward a return to pandemic pre-lockdown sales levels. Sales results also reflect the closing of the West St Paul Burger Time location in the fourth quarter of 2022. Same store sales at BTND for stores open at year-end decreased by approximately 11.2%.

For BTND locations open at year-end, 2022 restaurant sales ranged from a low of $458,000 to a high of $1,012,000. The average sales for each Burger Time unit open at year-end were approximately $809,000 in 2022, a decline of approximately 6.1% from $858,700 in 2021.

Restaurant Operating Costs:

During 2022, restaurant operating costs (which refer to all the costs associated with operating our restaurants but do not include general and administrative expenses and depreciation and amortization) increased to 86.6% in restaurant sales in 2022 from 80.8% in 2021. This increase was due primarily to price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below. A decline in BTND restaurant sales also impacted the changes in restaurant-level costs from 2021 to 2022.

The impact of cost increases and the addition of three non-BTND restaurants during the year and may be detailed as follows:

Restaurant operating costs for the period ended January 2, 2022	$6,820,340
Increase in food and paper costs	1,568,569
Increase in labor costs	1,743,631
Increase in occupancy and operating cost	776,928
Restaurant operating costs for the periods ended January 1, 2023	$10,909,466

Costs of Sales - food and paper:

Cost of sales - food and paper - for 2022 decreased to 38.5% of restaurant sales from 38.9% of restaurant sales in 2021. The decrease results from the inclusion of PIE which operates at a lower food cost than BTND. The decrease also reflects the net result of price increases during the year offset by an inflationary cost environment, including increases in beef,  paper and egg costs. PIE, because of its coffee-focused menu, has significantly lower food and paper costs than BTND and Keegan’s.

Labor Costs:

In 2022, labor and benefits cost increased to 32.7% of restaurant sales from 28.2% in 2021. The increase is the net result of lower BTND activity in 2022, and higher wages because of labor shortages in some of our markets, contributing to an unfavorable utilization of the fixed portion of labor costs. PIE and Keegan’s businesses run at higher labor costs than BTND. We benefit from minimal turnover in unit restaurant management. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Costs:

For 2022, occupancy and other costs increased to 15.3% of sales or $1,928,308 compared to $1,151,382 or 13.7% of restaurant sales in 2021, principally because of the impact on these costs of three leased restaurant locations added in 2022. All of which operate at a higher occupancy cost than our BTND locations where we own the majority of the real estate.

Depreciation and Amortization Costs:

For 2022, depreciation and amortization costs increased 91.9% or $215,011 to $449,038 (3.6% of sales) from $234,027 (2.8% of sales) in 2021. Depreciation and amortization costs increased principally due to the purchase of three restaurants during 2022 for approximately $2.4 million and capital additions in the last two years, including major parking lot repairs and significant replacement of HVAC equipment at several locations. These capital additions offset the decrease in depreciation and amortization resulting from a significant amount of our equipment reaching a fully depreciated status.

General and Administrative Costs

General and administrative costs in 2022 increased 292.0%, or $1,217,038, to $1,633,829 (13.0% of sales) from $416,791 (4.9% of sales) in 2021. The increase was principally the result of our transition to a public company and including higher officer salaries and bonus payments related to new senior management employment agreements, listing fees, increased quarterly review expenses, $118,700 of non-cash stock-based compensation for stock option expenses and costs associated with acquiring, transitioning to new ownership, and administering the three geographically dispersed businesses acquired during the year.

Income (loss) from Operations:

The loss from operations was $391,164 in 2022 compared to operating income of $980,712 in 2021. The change in income from operations in 2022 compared to 2021 was primarily due to the matters discussed in the “Net Revenues,” “General and Administrative Costs” and “Restaurant Operating Costs,” sections above.

Interest expense:

In 2022, our interest expense decreased $58,095 to $114,766 (.9% of restaurant sales) from $172,861 (2.0% of restaurant sales) in 2021 as a result of schedule amortization reducing the loan balance and a full year of the refinanced lower interest rate which reduced the interest rate to 3.45% in 2021. Prior to the June 2021 refinancing the interest rate was 4.75%.

Interest and Dividends and Other Income:

Interest and Dividend income was $125,529 in 2022 resulting from interest and other investment income from the investment of the proceeds from the November 2021 IPO. Other expense of $80,649 in 2022 includes $100,000 accrual for property taxes on the Company’s St. Louis property.

Net Income (loss):

The net loss was $562,285 in 2022, compared to an income of $607,851 in 2021. The change in 2022 from 2021 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, to investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs if any, general and administrative costs, depreciation and amortization. General and administrative expenses are excluded as they are generally unrelated to restaurant-specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are unrelated to ongoing operations' health.

	Fiscal Year
	2022	2021
Revenues	$12,601,169	$8,451,870
Reconciliation:
Income (loss) from operations	(391,164)	980,712
Depreciation and amortization	449,038	234,027
General and administrative, corporate-level expenses	1,633,829	416,791
Restaurant-level EBITDA	$1,691,703	$1,631,530
Restaurant-level EBITDA margin	13.4%	19.3%

Liquidity and Capital Resources

For the 52 weeks that ended January 1, 2023, we recorded an after-tax loss of $562,285. At January 1, 2023, we had $8,144,872 in cash and marketable securities and net working capital of $6,730,552.

The aftermath of the pandemic restrictions continues to have a significant impact on the U.S. economy, and it is difficult to predict the near-term variations in the economy in general and specifically the impact on our businesses, operating results and financial condition.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital as generally restaurants operate with negative working capital. Working capital deficits may be incurred in the future. Our liquidity and cash flows sources are operating cash flows and cash on hand. We have used available cash to make acquisitions, service debt, and to maintain our stores. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in 2022 was $211,798, a decline in cash flow from operations from $813,955 in 2021.

Cash Flows Used in Investing Activities

In 2022, we invested approximately $5.7 million in marketable securities, including $4.9 million in short-term U.S. Treasury Bills and approximately $3 million in acquiring the operating assets of three existing restaurants and $1.26 million in acquiring our 41.2% ownership of Bagger Dave’s.

Cash Flows from Financing Activities

On November 12, 2021, the Company completed a public offering of Units, each consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. We have the right to redeem the warrants under certain conditions. The Company issued 2,400,000 common shares in the offering and 2,760,000 stock purchase warrants. After deducting all fees and expenses, net proceeds from the offering were $10,696,575.

Contractual Obligations

As of January 1, 2023, we had $4,344,580 in contractual obligations, including $1,518,487 in contractual obligations relating to leases on restaurants acquired in 2022 and $2,826,093 to amounts due under mortgages on the real properties on which are stores are situated. Our monthly required payment is approximately $22,700. On June 28, 2021, we refinanced most of our outstanding mortgage debt with a new lender lowering its nominal interest cost from 4.75% to 3.45% fixed for the next ten years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations and are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the “Company”) as of January 1, 2023 and January 2, 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 1, 2023 and January 2, 2022 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boulay PLLP

We have served as the Company’s auditor since 2015.

Minneapolis, Minnesota

April 18, 2023

PCAOB ID: 542

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2023	January 2, 2022
ASSETS
CURRENT ASSETS
Cash	$2,150,578	$12,385,632
Marketable securities	5,994,295	-
Receivables	76,948	72,251
Inventory	158,351	79,510
Prepaid expenses and other current assets	37,397	27,186
Assets held for sale	446,524	-
Total current assets	8,864,093	12,564,579

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,294,644	1,592,338
OPERATING LEASE RIGHT-OF-USE ASSETS	2,004,673	-
INVESTMENTS	1,369,186	75,000
DEFERRED INCOME TAXES	61,000	-
GOODWILL	671,220	-
INTANGIBLE ASSETS, NET	453,978	-
OTHER ASSETS, NET	50,903	273,810
Total assets
	$16,769,697	$14,505,727
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$448,605	$291,973
Broker margin loan	791,370	-
Current maturities of long-term debt	167,616	169,908
Current operating lease obligations	193,430	-
Accrued expenses	532,520	254,341
Income taxes payable	-	209,088
Total current liabilities	2,133,541	925,310

LONG-TERM DEBT, LESS CURRENT PORTION	2,658,477	2,833,064
DEFERRED INCOME TAXES	-	119,000
NONCURRENT LEASE OBLIGATIONS	1,825,057	-
Total liabilities	6,617,075	3,877,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at January 1, 2023 and January 2, 2022	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118shares issued and 6,396,118 outstanding at January 1, 2023 and 6,447,506 issued and outstanding at January 2, 2022	12,792	12,895
Less cost of 65,000 common shares held in Treasury	(106,882)	-
Additional paid-in capital	11,409,235	11,215,696
Accumulated deficit	(1,162,523)	(600,238)

Total shareholders' equity	10,152,622	10,628,353

Total liabilities and shareholders' equity	$16,769,697	$14,505,727

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended,
	January 1, 2023	January 2, 2022
SALES	$12,601,169	$8,451,870

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,854,321	3,285,752
Labor costs	4,126,837	2,383,206
Occupancy costs	1,147,744	681,560
Other operating expenses	780,564	469,822
Depreciation and amortization expenses	449,038	234,027
General and administrative expenses	1,633,829	416,791
Total costs and expenses	12,992,333	7,471,158
Income (loss) from operations	(391,164)	980,712

UNREALIZED LOSS ON MARKETABLE SECURITIES	(86,422)	-
INTEREST AND DIVIDEND INCOME	125,529	-
INTEREST EXPENSE	(114,766)	(172,861)
OTHER INCOME (EXPENSE)	(80,649)	-
EQUITY IN NET LOSS OF AFFILIATE	(194,813)	-
INCOME (LOSS) BEFORE TAXES	(742,285)	807,851
INCOME TAX (EXPENSE) BENEFIT	180,000	(200,000)
NET INCOME (LOSS)	$(562,285)	$607,851
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.09)	$0.14

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,458,810	4,382,848

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Outstanding
	Shares	Common Stock Par Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total

Balances, January 3, 2021	4,047,502	$8,095	$497,671	$(1,208,089)	$-	$(702,323)
Net income	-	$-		607,851		607,851
Common shares issued for fractional holdings	4	-	-	-	-	-
Stock based compensation	-	-	26,250	-	-	26,250
Aggregate value of warrants purchased by underwriter	-	-	363,600	-	-	363,600
Issuance of 2,400,000 shares of common stock and 2,760,000 common stock purchase warrants, net of $1,315,422 in fees and expenses and $360,000 in excess of fair value of warrants purchased by underwriter	2,400,000	4,800	10,328,175	-	-	10,332,975
Balances, January 2, 2022	6,447,506	12,895	11,215,696	(600,238)	-	10,628,353
Stock based compensation	-	-	118,700	-	-	118,700
Shares issued for exercise of warrants	13,612	27	74,839	-	-	74,866
Treasury stock purchase	(65,000)	(130)	-	-	(106,882)	(107,012)
Net loss	-	-	-	(562,285)	-	(562,285)

Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks ended,
	January 1, 2023	January 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(562,285)	$607,851
Adjustments to reconcile net income (loss) to net cash
provided by operating activities-
Depreciation and amortization	449,038	234,027
Amortization of debt issuance costs included in interest expense	5,400	56,905
Deferred taxes	(180,000)	1,000
Loan forgiveness	(13,750)	-
Stock-based compensation	118,700	26,250
Unrealized loss on marketable securities	86,422	-
Investment gains	(47,708)	-
Loss on equity method investment	194,813	-
Non-cash operating lease expense	13,814	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	(4,697)	(53,221)
Inventory	(22,851)	(18,934)
Prepaid expenses and other current assets	(10,211)	(21,838)
Accounts payable	156,632	37,198
Accrued expenses	237,569	(166,393)
Income taxes payable	(209,088)	111,110
Net cash provided by operating activities	211,798	813,955

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	(1,150,000)	-
Acquisition of net assets of Pie In The Sky Coffee and Bakery	(1,159,600)	-
Acquisition of net assets of Village Bier Garten	(690,000)	-
Investment in Bagger Dave's Burger Tavern, Inc.	(1,259,999)	-
Purchase of property and equipment	(478,396)	(207,920)
Investment in related company	(229,000)	-
Purchase of marketable securities	(25,662,523)	-
Proceeds from sale of marketable securities	19,629,514	-
Other assets	(37,543)	-
Net cash used in investing activities	(11,037,547)	(207,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Margin loan to finance purchase of marketable secutities, net of payments	791,370	-
Net proceeds from sale of common stock and warrants	-	10,696,575
Proceeds from exercise of common stock warrants	74,866	-
Proceeds from long-term debt	-	3,107,100
Principal payments on long-term debt	(168,529)	(3,295,623)
Purchase of treasury shares	(107,012)
Payment of debt issuance costs	-	(49,699)
Net cash provided by financing activities	590,695	10,458,353

CHANGE IN CASH	(10,235,054)	11,064,388

CASH, BEGINNING OF PERIOD	12,385,632	1,321,244

CASH, END OF PERIOD	$2,150,578	$12,385,632

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$109,366	$119,300
Excess of fair value of warrants purchased by underwriter	$-	$360,000
Cash paid for income taxes	$209,088	$114,179

See Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BT Brands, Inc. (“BT Brands,” “we,” “us,” “our” or the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, we acquired 100% of the ownership of BTND, LLC (“BTND”) in exchange for common stock through a Share Exchange Agreement (the “Share Exchange”). In 2020 BT Brands, Inc. was reincorporated in the State of Wyoming.

Business

As of January 1, 2023, the Company owned and operated twelve restaurants and owned a 41.2% interest in an operator of six restaurants. We own eight Burger Time restaurants in the North Central region of the United States, a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota, collectively (“BTND”). We closed stores in West St. Paul in 2022 and in Richmond, Indiana, in 2018. The West St. Paul location was sold in February of 2023 for a gain of approximately $313,000, which will be recognized in the first quarter of 2023. The Richmond location is currently offered for sale.  We own Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers a proscribed menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan’s Seafood Grille has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and locally roasted coffee. VBG is a full-service restaurant and bar featuring a German-themed menu, specialty imported European beers, and regular entertainment. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other items that account for an insignificant portion of our income.

On June 2, 2022, the Company purchased 11,095,085 common shares representing 41.2% of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s”). We acquired the shares from its founder for $1,260,000, or approximately $0.114 per share. Following the investment, representatives of BT Brands were appointed to two of the three positions on Bagger Dave’s board of directors. Bagger Dave’s specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are six Bagger Dave’s restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio. Our investment in Bagger Dave’s is accounted for under the “Equity Method”.

Our Dairy Queen location is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as the franchise agreement requires.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC, and its wholly owned subsidiaries 10Water Street, LLC, 1519BT, LLC and BTNDDQ, LLC. Significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period. Our significant estimates include the valuation of deferred tax assets and liabilities, valuation of long-lived assets in acquisitions, amortization period for intangible assets, valuation of equity-based compensation, and valuation of equity method and fair value investments. Actual results may differ from the estimates used in preparing the consolidated financial statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2022 was the 52 weeks ending January 1, 2023, and Fiscal 2021 was the 52 weeks ending January 2, 2022, All references to years in this report refer to the fiscal years described above.

Reverse Stock Split

Our shareholders approved a 1-for-2 common shares reverse stock split effective January 25, 2021.  All outstanding common shares and per-share data presented herein reflect the effect of the reverse split.

Fair Value of Financial Instruments

Our accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that We have the ability to access the measurement date.

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

Investments

Noncurrent investments include our net equity method investment of $1,065,187 in Bagger Dave’s and our $304,000 total investment in Next Gen Ice, Inc. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. Upon repayment of the note, $75,000 was attributed by us to the value of the equity received and this amount was reflected as additional interest income in 2020. The fair value determined in 2020 continues to be reflected as the value of the investment. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI which included a five-year warrant to purchase 34,697 shares at $1.65 per share. See Note 11.

Bagger Dave’s files its quarterly and annual financial reports with OTCMarkets, Inc. The listing with OTC Markets does not require the information to be audited.  Presented below is summary information filed by Bagger Dave’s for the fiscal years ended December 25, 2022, and December 26, 2021.

Unaudited summary financial information for Bagger Dave’s -

Balance Sheet Information -	December 25, 2022	December 26, 2021
Total current assets	$1,751,396	$2,421,739
Total noncurrent assets	4,001,043	4,850,851
Total assets	$5,757,439	7,272,590

Total current liabilities	$739,644	$928,738
Total noncurrent liabilities	2,160,211	2,598,642
Total liabilities	2,899,855	3,527,380
Stockholders’ equity	2,857,584	3,745,210
Total liabilities and stockholders’ equity	$5,757,439	$7,272,590

Statements of Operations information (52 weeks ended) -	December 25, 2022	December 26, 2021
Revenue	$7,979,411	$7,644,337
Costs and expenses	(8,867,037)	(6,305,765)
Net income (loss)	$(887,626)	$1,338,572

Fair Value  Measurements

Following is a summary of the fair value of Level 1 investments.  As required, fair values have been determined by reference to quoted market prices in active markets as of January 1, 2023:

	Fair Value Carrying Amount	Level 1
Corporate bond fund	$316,000	$316,000
Common stocks	713,900	713,900
Total	$1,029,900	$1,029,000

Cash

For purposes of reporting cash and cash flows, cash includes money market funds and is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit and excludes transfers out in transit and includes brokerage account money market funds which are not insured deposits.

Short-Term Investments

Marketable Securities at January 1, 2023, include $5,000,000 face value of a United States Treasury Bills maturing March 16, 2023, purchased for $4,907,378 in August 2023. At January 1, 2023, the Treasury Bills were planned to be held until maturity and had an amortized cost value of $4,964,395. The amortized cost value approximates fair value.

Broker Margin Loan

The broker margin account loan of $791,372 bears a variable margin interest rate as set by the lending brokerage firm of 4.6% on January 1, 2023. This broker margin loan is reflected as a current liability. The margin loan is collateralized by the Treasury Bills and any other marginable securities held in the margin account and is due on demand pursuant to Federal Reserve margin account regulations and the margin account agreement.

Revenue Recognition

Our revenues consist principally of selling food products for cash or bank-issued credit and debit card transactions at our restaurants. We follow Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the expected consideration for those goods or services. Our sales are recognized at the point of purchase, presented net of discounts and incentives net of applicable sales taxes.

Receivables

In these consolidated financial statements, receivables consist of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, supplies, and merchandise for resale and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives ranging from three to thirty years.

We review long-lived assets to determine if the carrying value of these assets may not be recoverable based on estimated cash flows. Assets are reviewed at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, significant estimates are made for the future operating results of each restaurant over its remaining life. If such assets are concluded to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the carrying value of the assets.

Impairment and Disposal of Long-Lived Assets

Land, building and equipment, operating right of use assets and certain other assets, including definite-lived intangible assets are reviewed regularly for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated and is determined at the restaurant level. If an asset is determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value.

We may sell an existing unit or close an operating unit and seek to liquidate the property. We are in the process of abandonment of the property in the St. Louis area in lieu of approximately $180,000 of unpaid property taxes. The St. Louis land and building were fully reserved in 2020 and real estate taxes have not been paid pending the disposition of the property including an additional $100,000 of accrued expense in the current year. We are in the process of transferring the deed in lieu of payment of the taxes and anticipate the transfer will be completed in 2023 and we anticipate that the result will be a gain of approximately $180,000 reflecting the reversal of the accrued property taxes. We closed stores in West St. Paul in the fourth quarter of 2022 and in Richmond, Indiana, in 2018. The West St. Paul location sale was completed in February of 2023 for a gain of $313,000, which will be recognized in the first quarter of 2023. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value.

Leases

Three of our restaurant locations are subject to leases. We evaluate leases at commencement to determine their operating or finance lease classification. As required by FASB ASC Topic 842, we recognize operating and finance lease liabilities based on the present value of minimum future lease payment over the expected lease term and recognize a corresponding right-of-use asset. We recognize lease expense related to operating leases on a straight-line basis. At lease inception, we determine the likelihood of exercising any future lease option periods.  Where we are reasonably certain to exercise our renewal option, we include that option period in calculating the present value of future lease payments. See Note 4 for additional information.

Goodwill, Other Intangible Assets and Other Assets

Goodwill is not amortized, but instead, Goodwill is tested for impairment at least annually.  The cost of other intangible assets is amortized over the expected useful life.

Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement related to our location in Ham Lake, Minnesota, and amortized over an estimated useful life of 14 years. Amortization for each of the next five years is estimated to be $2,000 per year. Accumulated amortization was approximately $11,000 and $9,000 at the end of 2022 and 2021, respectively.

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising expenses for fiscal 2022 and 2021 totaled $76,701 and $28,934, respectively.

Income Taxes

We provide for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the nest of deferred tax assets and deferred tax liability be presented as a single amount on the balance sheet.

Per Common Share Amounts

Net income per common share is computed as required by section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from diluted net income (loss) computation per share because their effect is anti-dilutive. As a result, no common stock equivalents were dilutive as of the years ending in 2022 and 2021. There are currently 2,746,838 five-year warrants exercisable at $5.50 per share outstanding. These warrants were issued as a part of our November 12, 2021, initial public offering. In addition, 102,503 private placement warrants are outstanding at an exercise price of $4.00 per share, and 16,401 Placement Agent warrants are outstanding at an exercise price of $3.30 per share. At the end of fiscal 2022 and 2021, all outstanding warrants were exercisable at prices above the underlying stock’s market price and therefore were not dilutive.

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

Stock-Based Compensation

We recognize stock-based compensation as an expense in our consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award. We estimated the grant date fair value using the Black-Scholes option-pricing model. We recognize a compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service periods for awards granted.

Segment Reporting

We follow the guidance of FASB Accounting Standards for reporting and disclosure on operating segments requiring segment disclosures about products and services, geographic areas, and significant customers. We have determined that we did not have separately reportable operating segments.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the end of the respective fiscal year:

	January 1, 2023	January 2, 2022
Land	$485,239	$485,239
Equipment	3,893,274	2,674,529
Buildings and leasehold improvements	2,402,157	1,322,085

Total property and equipment	6,780,670	4,481,853
Accumulated depreciation	(3,039,500)	(2,630,764)
Less - property held for sale (1)	(446,526)	(258,751)
Net property and equipment	$3,294,644	$1,592,338

(1) Reflected in Current Asset at January 1, 2023 and included in Other Assets, net on the Consolidated Balance Sheet at January 1, 2022.

Depreciation expense for 2022 and 2021 was $412,016  and $232,261, respectively.

NOTE 3 – INTANGIBLE ASSETS

On January 1, 2023, based on the value of acquired assets, intangible assets comprise the following:

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(18,361)	$79,639
Tradenames	15	393,000	(18,661)	374,339
		$491,000	$(37,022)	$453,978

Tradename assets are being amortized over 15 years at the rate. Total amortization expense for 2022 was $37,022. The total amortization of intangible assets including the covenants not to compete will approximate $58,900 in both 2023 and 2024 and $40,500 in 2025 and $26,200 per year thereafter, for next the six years and approximately $7,500 in 2037.

NOTE 4 – LEASES

Concurrent with acquiring Keegan’s net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 3.75% of the remaining lease obligation of $588,363 is reflected as a liability in the accompanying financial statements as of January 1, 2023.

When we acquired the PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods at our option. The PIE lease is accounted for as an operating lease. At the inception of the lease, we concluded it was reasonably certain the initial five-year option would be exercised and recorded an operating lease obligation and a right-of-use asset of approximately $1,055,000. The present value discounted at 5% of the remaining lease obligation of $995,206 is reflected as a liability in the accompanying financial statements as of January 1, 2023.

With the acquisition of VBG assets, we entered a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal periods at our option. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $470,000. The present value discounted at 4.5% of the remaining lease obligation of $434,918 is reflected as a liability in the accompanying financial statements as of January 1, 2023.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of January 1, 2023, including amounts assuming we exercise to extend leases where we believe that exercise of the option is likely.

Total
2023	$281,676
2024	289,236
2025	297,909
2026	306,838
2027	268,437
2028 and thereafter	1,039,438
Total future minimum lease payments	2,474,570
Less - interest	(456,083)
Present value of lease obligations	$2,018,487

The weighted average remaining lease term is approximately 6.3 years, and the weighted average discount rate is approximately

4.36%. We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our estimated incremental interest rate to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The total operating lease expense for 2022 was $239,092. Cash paid for leases during the year totaled $207,000, and variable expenses for leased properties were $16,584.

We are a party to a month-to-month land lease agreement for one Burger Time location. The net book value of the building on this land is approximately $18,500. The monthly lease payment is $1,600 plus the cost of property taxes.

We pay a monthly rent, for month-to-month arrangements, for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

NOTE 5 – INCOME TAXES

Principally as a result of bonus tax depreciation allowing for depreciation of assets acquired in a business acquisition, the 2022 loss for tax purposes is approximately $1.4 million net operating loss carryforward that we believe will be fully realized in future periods. Combined with other timing differences a net deferred tax asset of $61,000 is reflected in the accompanying balance sheet.

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

We continually review the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. We assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the need for a valuation allowance, We considered both positive and negative evidence related to the likelihood of the realization of deferred tax assets. In making such an assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2022	2021
Property and equipment tax depreciation difference	$(445,000)	$(197,000)
Stock-based compensation	34,000	—
Goodwill deducted for tax purposes	(9,000)	—
Unrealized loss on short-term investments	19,000	—
Reserve for property tax	23,000	—
Accrued compensation	12,000	—
Future tax benefit of impairment allowance	78,000	78,000
Net operating loss carryforward	349,000	—
Net deferred tax (liability) benefit	$61,000	$(119,000)

The following table summarizes the components of the provision for income taxes:

	2022	2021
Current income tax expense (benefit)	$—	$199,000
Deferred income taxes (benefit)	(180,000)	1,000
Total income tax expense (benefit)	$(180,000)	$200,000

Total income tax expense for the years ended January 1, 2023, and January 2, 2022, differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2022	2021
Total expense (benefit) computed by applying the statutory federal rate	$(160,000)	$169,650
State income tax (benefit), net of federal tax benefit	(35,000)	30,350
Equity in loss of unconsolidated subsidiary	40,000	—
Other	(25,000)	—
Provision for income taxes (benefit)	$(180,000)	$200,000

Accounting Standards require that deferred tax assets and liabilities, along with any related valuation allowance, be classified as a noncurrent item on the balance sheet.

The Company had no accrued interest or penalties relating to income tax obligations and currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years are subject to federal and state tax examinations. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2018.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	January 1, 2023	January 2, 2022
Accrued real estate taxes	$202,436	$103,615
Accrued bonus compensation	59,139	7,000
Accrued payroll	143,481	44,700
Accrued payroll taxes	12,764	8,424
Accrued sales taxes payable	70,270	50,414
Accrued vacation pay	17,663	17,663
Accrued gift card liability	25,965	10,036
Other accrued expenses	802	12,489

	$532,520	$254,341

NOTE 7 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. We issued 2,400,000 common shares in the offering and 2,760,000 stock purchase warrants which included 360,000 warrants to purchase an aggregate of 360,000 shares of common stock purchase pursuant to a partial exercise of the over-allotment option granted to underwriters for $.01 per warrant, totaling $3,600. The estimated fair value of the warrants at the date of issuance, net of the exercise proceeds, was $360,000, and this amount is reflected as an additional cost of the offering. After deducting all fees and expenses, net proceeds from the offering were $10,696,575. In 2018, We issued 3,708,000 common shares as part of the Share Exchange. Upon closing of a related private offering, 205,002 additional common shares and 102,503 common stock warrants to purchase shares at $4.00 through July 31, 2023, were issued to investors for a net amount of approximately $492,266. During 2022, 13,612 public warrants were exercised for $74,866. The remaining warrants were outstanding as of the end of the year. In addition, upon closing the private offering, the placement agent was issued an aggregate of 16,401 five-year stock purchase warrants to purchase shares at $3.30 per share, which are also outstanding at year-end.

NOTE 8 – STOCK-BASED COMPENSATION

In 2019 we adopted the BT Brands, Inc 2019 Incentive Plan (the "Plan") 2019 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants.  At the Annual Stockholders Meeting held in December 2022, the stockholders authorized the increase of shares available for grant under the 2019 Plan from 250,000 shares to 1,000,000 shares. As of January 1, 2023, there were 779,750 shares available for a grant under the 2019 Plan.

During 2021, we issued options to purchase 15,000 shares of common stock under the 2019 Plan as stock awards to three Company directors in connection with their joining the board of directors. The options are exercisable at $5 per share through 2031. In 2022, we granted 216,000 options, including 175,000 options to company officers and 41,000 options to employees and a consultant all to purchase shares at $2.58 per share.

Stock options granted to employees and directors vest over four years in annual installments, as outlined in each agreement. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative fee over the applicable service period. Compensation expense for 2022 was $118,700 in 2022  and $26,250 in 2021. Based on current estimates, we project that for current grants, approximately $180,000 in stock-based compensation expense will be recognized over the next three years at approximately $60,000 per year.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of our common stock as of the grant date;
•	Exercise price – The stated exercise price of the stock option;
•	Expected life – The simplified method;
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option;
•	Volatility – Estimated volatility;
•	Risk-free interest rate – The daily US Treasury yield corresponding to the expected life of the award.

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 2, 2022	15,000	$5.00	8.3	$0
Granted	216,000	2.58	9.3	$0
Exercised	0	0
Canceled, forfeited, or expired	(10,750)	2.58
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Options exercisable at January 1, 2023	56,250	$3.23	9.0	$0

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options with the following weighted-average assumptions for grants during the year ended January 1, 2023:

The fair value of options granted during the period	$1.39
Expected life (in years)	4.83
Expected dividend	$—
Expected stock volatility	63%
Risk-free interest rate	2%

On February 27, 2023, the independent members of the board of directors Compensation Committee approved a proposal wherein, so long as the Company’s publicly traded warrants are outstanding, senior management will be granted 250,000 shares of common stock as an award upon our share price reaching $8.50 per share for twenty consecutive trading days, which triggers our ability to redeem the warrants issued in our initial public offering.

NOTE 9 – LONG-TERM DEBT

We had the following long-term debt obligations:

	January 1, 2023	January 2, 2022
Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling $22,213 which includes principal and interest at fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45% . These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	$2,864,484	$3,027,971

Minnesota Small Business Emergency Loan dated April 29, 2020	3,208	22,000
Total long-term debt	2,867,692	3,049,971
Less - unamortized debt issuance costs	(41,599)	(46,999)
Current maturities	(167,616)	(169,908)
Long-term debt, less current protion	$2,658,477	$2,833,064

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows:

12/31/2023	$167,616
12/29/2024	170,203
12/28/2025	176,097
1/2/2027	182,410
1/2/2028	188,840
Thereafter	1,982,526

$2,867,692

NOTE 10 – ACQUISITIONS

We acquired three separate restaurant properties in 2022. The acquisitions were accounted for using the acquisition method of accounting following ASC 805 “Business Combinations.” Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values.

Keegan’s

On March 2, 2022, BT Brands, through its 1519BT, LLC subsidiary (“1519BT“), purchased the net assets of Keegan’s, a fresh seafood restaurant in Indian Rocks Springs, Florida. Concurrent with the purchase, we entered a 131-month lease for the approximately 2800 square foot space that Keegan’s has occupied for over thirty-five years. We acquired Keegan’s tradename as part of the purchase and continue to operate the business as Keegan’s Seafood Grille. The purchase price was approximately $1.15 million, paid in cash at closing. For the Keegan’s acquisition, based on an appraisal of asset values, we recorded $547,900 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

 Pie In The Sky Coffee and Bakery

On May 11, 2022, our 10Water Street, LLC subsidiary (“10Water”) purchased the net assets of PIE, a bakery and coffee shop in Woods Hole, Massachusetts. Concurrent with the purchase, we entered into a 60-month lease, including three additional five-year renewal options. The lease covers the approximately 3,500 square feet PIE has operated in for over twenty years. We acquired the Pie In The Sky tradename and the piecoffee.com website URL as part of the purchase. We continue to operate the assets as Pie In The Sky. The purchase price was approximately $1.16 million, including $1.15 million in cash paid at closing. For PIE, based on an appraisal of asset values, we recorded $40,320 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

Village Bier Garten

On August 4, 2022, through our 1519BT, LLC subsidiary, we purchased the assets and the business operating as Van Stephan Village Bier Garten, now rebranded as the Village Bier Garten (“VBG”), a full-service bar and restaurant in Cocoa, Florida. The restaurant features a German-themed menu, specialty imported European beers, and regular entertainment. The purchase price was $690,0000, paid in cash at closing. Concurrent with the purchase, we entered a five-year lease with three five-year renewal options for the property currently occupied by the business. Triple net lease terms call for an initial monthly rent of $8,200. For VBG, based on an appraisal of asset values, we recorded $83,000 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

The following table presents the fair value of the assets acquired, and liabilities assumed in the acquisitions. Goodwill recognized in acquired businesses is the excess over the fair value of the acquired assets and represents the value of existing repetitive customers of the businesses, employees, management and management systems acquired and are in use in the acquired businesses:

Assets acquired:	Keegan’s	PIE	VBG
Inventory	$10,490	$23,500	$22,000
Equipment	119,000	646,000	154,000
Furniture and fixtures	22,000	78,000	12,000
Leasehold improvements	287,000	175,000	329,000
Trademarks and tradenames	181,000	163,000	49,000
Non-compete agreement	0	57,000	41,000
Total assets acquired	619,490	1,142,500	607,000
Current liabilities assumed	(17,390)	(23,220)	0
Net assets acquired	533,100	1,119,280	607,000
Goodwill	547,900	40,320	83,000
Net purchase price	$1,150,000	$1,159,600	$690,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (“NGI”), totaling $179,000. Our CEO, Gary Copperud, was and continues to serve as Chairman of the board of directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is a member of the board of directors of NGI and serves as its Chief Financial Officer on a contract basis. At the time the loans were made, Mr. Copperud controlled approximately 34% of the outstanding equity of NGI. As consideration for a loan maturity extension, we received 179,000 shares of NGI common stock and warrants to purchase 358,000 shares at $1.00 per share through March 23, 2028. The Company invested $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock on February 2, 2022, including a five-year warrant to purchase 34,697 shares at $1.65 per share.  The NGI common stock and common stock purchase warrants received in March 2020 were recorded in 2020 at a value determined by us of $75,000. The investment in NGI does not have readily determinable market value. The NGI investment is carried at the cost we determined when the shares and warrants were received.

NOTE 12 – MAJOR VENDOR

For the year ended January 1, 2023, approximately 60% of our food and paper cost of goods sold is represented by product purchases from one vendor. On January 1, 2023, the amount due to the major vendor totaled $272,657. In fiscal 2021, approximately 83% of our purchases were from the same vendor. On January 2, 2022, the amount due to this vendor was $229,046.

NOTE 13 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from its business. We are not aware of any significant asserted or potential claims which could impact its financial position.

NOTE 14 – SUBSEQUENT EVENTS

The sale of the West St. Paul location sale was completed in February 2023 for a gain of $313,000, which will be recognized in the first quarter of 2023.

In the first quarter of 2023 we initiated the process of deeding the St. Louis property held for resale to the taxing authority in lieu of payment of accrued property taxes, we expect this administrative process to be completed in the second quarter of 2023 which we anticipate will result in the company recording a gain of approximately $180,000 as previously accrued property taxes, including $100,000 of expense accrued in 2022 are reversed.

Item 9. Changes in and Disagreements with on Accounting and Financial Disclosure.

None.

Item 9A. Evaluation of Disclosure Controls and Procedures.

(a) DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of January 1, 2023, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 1, 2023, due to the material weaknesses in our internal control over financial reporting described below.

In light of this fact, our management has performed additional analysis and has concluded that, notwithstanding this material weaknesses in our internal controls over financial reporting, the consolidated financial statements for the periods covered by and including this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this evaluation, management has concluded that, as of January 1, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

(c) MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of January 1, 2023, the company identified a material weakness in its design of controls over accounting and reporting of significant, non-recurring events, and complex transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

(d) REMEDIATION PLAN

The Company has a remediation plan for the identified material weakness and in fiscal 2023 will engage an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.

(e) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In addition to the matters discussed previously, the Company engaged consultants as an extension of management to assist in the accounting for acquisitions that occurred during the fiscal year ended January 1, 2023. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended January 1, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	64	Chief Executive Officer and Director
Kenneth Brimmer	67	Chief Operating Officer and Chairman
Allan Anderson	69	Director
Terri Tochihara-Dirks	61	Director
Steven W. Schussler	66	Director

Background Information about our Officers and Directors

Gary Copperud has served as the Chief Executive Officer and a director of the Company since July 31, 2018, when we completed the Share Exchange. He was a founding member of the predecessor to BT Brands in 2007 and served as its managing manager and Chief Financial Officer from its inception until the completion of the Share Exchange. Mr. Copperud was a founding shareholder of Next Gen Ice, Inc., a provider of automated ice delivery systems to convenience stores and other markets and since July 2019, has served as the chairman of its board of directors. Before that, Mr. Copperud was self-employed in real estate investment and development. We believe Mr. Copperud’s tenure with Burger Time, as well as his prior experience as a member of the board of directors of a public company, qualifies him to serve on our board of directors.

Kenneth Brimmer has served as the Chief Operating Officer, Chairman of our board of directors, and Principal Accounting Officer since July 31, 2018. Since October 2019, Mr. Brimmer has been a member of the board of directors of Next Gen Ice, Inc. and currently serves as its Chief Financial Officer. Mr. Brimmer has a wide range of experience, including several early-stage and rapidly growing businesses, serving at various times as President, Chief Executive Officer, director, and Audit Committee Chairman of several public and private companies. Mr. Brimmer previously was the Chief Executive Officer of Hypertension Diagnostic, Inc. (“HDI”). He served on the board of HDI since 1998 and was its CEO from September 2012 until May 2020. Mr. Brimmer is the CEO of privately-held Brimmer Company, LLC, which has provided consulting management services to BT Brands and Next Gen Ice, Inc. Mr. Brimmer was a Director of Landry’s Restaurants from June 2004 until April 2017 and served on the Audit and Compliance Committee of its Golden Nugget – New Jersey Casino. Previously, he was President of Rainforest Cafe, Inc., which grew from start-up to over 6,000 employees from April 1997 until April 2000, and he was Treasurer from its inception in 1995 until April 2000.  During the time Mr. Brimmer served as Treasurer of Rainforest Cafe, Rainforest raised over $200 million in a combination of private and public stock offerings. Prior to Rainforest, Mr. Brimmer was employed by Berman Consulting, LLC, a financial and investment management company, from 1990 until April 1997. Mr. Brimmer has a degree in accounting and worked as a certified public accountant (inactive) in the audit division of Arthur Andersen & Co. from 1977 through 1981. We believe Mr. Brimmer’s long and varied career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on and chair our board of directors.

Allan Anderson joined our board of directors as an independent director and has served as the chairman of our audit committee since our common stock and warrants were listed on The Nasdaq Stock Market. In 2021, Mr. Anderson founded privately held ReliaFund Inc., for which he has served in various executive capacities. ReliaFund provides electronic payment processing and reporting services for small businesses. From 1975 to 1984, Mr. Anderson was employed as an Audit Manager in the Audit Division of Arthur Andersen & Co. Mr. Anderson has served as a chief financial officer (or equivalent) for several private companies. He previously served as an independent member of the board of directors of publicly the STEN Corporation, including serving as Chairman of its Audit Committee.  STEN Corporation is the entity from which the Company purchased its restaurant assets in 2007. Messrs. Copperud and Brimmer were also directors of STEN. Mr. Anderson holds a Bachelor of Arts degree in accounting from Southwest State University and was formerly licensed as a certified public accountant, which is now inactive. We believe Mr is qualified to serve on our board of directors and as the chair of our audit committee because of his education, experience in accounting and audit work, and experience working at several companies as the chief financial officer.

Terri Tochihara-Dirks joined our board of directors as an independent director and serves as the chair of our compensation committee and a member of the audit committee commencing on the date our common stock and warrants were listed on The Nasdaq Stock Market. Since 2008, Ms. Tochihara-Dirks has been the co-owner, with her husband, of The Oberon Assisted Living, a privately held healthcare community in Arvada, Colorado. Her day-to-day responsibilities include Operations and Infection Prevention. From 1986 to 2006, she held various positions with AT&T retiring in 2006 as the Mountain States Region Vice President of Sales for AT&T. Ms. Tochihara-Dirks has served on several not-for-profit Boards of Directors, including the Denver Chamber of Commerce and Denver Junior Achievement. Ms. Tochihara-Dirks is qualified to serve on our board, as the chair of the compensation committee, and as a member of our audit committee because of her broad business experience both operating her own business and as an executive of a multi-national corporation.

Steven W. Schussler joined our board of directors as an independent director and has been a member of our audit committee since November 12, 2021, when our common stock and warrants were listed on The Nasdaq Stock Market. From March 2012 until January 2019, Mr. Schussler served as a director of Kona Grill, a publicly traded restaurant company based in Scottsdale, Arizona, which operated more than 40 restaurants in 23 U.S. states and three foreign countries. Mr. Schussler also served as Co-CEO of Kona Grill from March 2012 until January 2019. Following Mr. Schussler’s resignation from Kona Grill, Kona Grill filed for bankruptcy protection on April 30, 2019. In September 2019, the assets of the Kona Grill were sold to One Group Hospitality, Inc. Mr. Schussler was the founder and, from November 2018 to January 2019, served as the Executive Vice-President and a member of the board of directors of Rainforest Cafe, Inc. This publicly traded restaurant company was sold to Landry’s Restaurants, Inc. in 2000. Since 2000, Mr. Schussler has been the owner and Chief Executive Officer of Schussler Creative, Inc., a restaurant development concept company that has created several restaurant concepts, including The Boathouse, a waterfront restaurant located in Disney Springs in Orlando, Florida, T-Rex Café, a restaurant and retail store located in Downtown Disney Marketplace in Orlando, Florida, as well as Yak & Yeti, an Asian restaurant located inside Disney’s Animal Kingdom in Orlando, Florida. Schussler Creative, Inc. sold a controlling interest in T-Rex Café and Yak & Yeti to Landry’s in 2006. Mr. Schussler frequently speaks on the topics of entrepreneurship and leadership. He is the author of “It’s A Jungle In There: Inspiring Lessons, Hard-Won Insights, and Other Acts of Entrepreneurial Daring.” We believe Mr. Schussler is qualified to serve on our board and as an audit committee member based on his extensive restaurant and public company experience.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the board of director’s discretion.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent of stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2022, though several reports were filed late as the incoming independent directors obtained their Edgar filer codes.

Board Composition

Our bylaws provide that the size of our board of directors will be determined from time to time by the resolution of our board of directors. Currently, our board comprises five members, three of whom qualify as “independent” directors under any applicable standard.

Election of Directors

Our bylaws provide that a majority vote of our stockholders will elect a member of our board of directors.

Independence of our Board of Directors and Board Committees

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed Company’s board of directors to be comprised of “independent directors,” as defined in such rule, subject to specified exceptions. In addition, the NASDAQ Listing Rules require that, subject to limited exceptions: each member of a listed company’s audit, compensation and nominating committees be independent as defined under the NASDAQ Listing Rules; audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act; and compensation committee members also satisfy an additional independence test for compensation committee members under the NASDAQ Listing Rules. If a listed company does not have a nominating committee, as permissible under NASDAQ Listing Rules, director nominees must either be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate.

Our board of directors have evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors determined that Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The other seated directors will not be considered independent because each is an officer of the Company.

Leadership Structure of the Board

Our bylaws provide our board of directors with the flexibility to combine or separate the positions of Chairman of our board of directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of the Company.

The board of directors currently separates the roles of Chief Executive Officer and Chairman of the board of directors to recognize the differences between the two roles. Our Chief Executive Officer, who is also a member of our board of directors, is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the board of directors provides guidance to the Chief Executive Officer, sets the agenda for the board meetings, presides over meetings of the board of directors and seeks to reach a consensus on board decisions. Although these roles are currently separate, the board believes it should be able to freely select the Chairman of the board of directors based on criteria that it deems to be in the best interest of the Company and its stockholders. Therefore, one person may, in the future, serve as both the Chief Executive Officer and Chairman of the board of directors.

Role of Board in Risk Oversight Process

Our board of directors has oversight responsibility for the risk management process. The board of directors administers its oversight function through committees, retaining responsibility for general oversight of risks. The committee chairs will be responsible for reporting findings regarding material risk exposure to the board of directors as quickly as possible. The board of directors delegates to the audit committee oversight responsibility to review our code of ethics, including whether the code of ethics is successful in preventing illegal or improper conduct, and our management’s risk assessments and management financial risk management policies, including the policies and guidelines used by management to identify, assess and manage our exposure to financial risk. Our compensation committee assesses and monitors any significant compensation-related risk exposure, and the steps management should take to monitor or mitigate such exposure.

Meetings of the Board

During fiscal 2022, our board of directors held four in-person or telephonic meetings. Each director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which he or she serves. In addition, our board of directors acted unanimously with written consent on five occasions.

Board Committees

To assist it in performing its duties, the board of directors has delegated certain authority to an Audit Committee and a Compensation Committee. Each of these committees has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ Listing Rules, which are posted on the investor relations section of our website. In addition, as permitted by the Nasdaq Listing Rule, the independent directors on our board will fulfill the responsibilities of a nominating and corporate governance committee. The composition and duties of each committee are described below. Members will serve on committees until their resignation or otherwise determined by our board  of directors.

                The following table sets forth the members of each board committee as of January 1, 2023, and the number of meetings held by the board and committees during our fiscal year ended January 1, 2023:

Director	Board of Directors	Audit Committee	Compensation Committee
Gary Copperud	X
Kenneth Brimmer	X
Allan Anderson	X	Chair	X
Terri Tochihara-Dirks	X	X	Chair
Steven W. Schussler	X	X	X
Number of meetings held	4	2	1

The primary functions of each committee of the board are described below:

Audit Committee

Our audit committee comprises Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler. Our board of directors has determined that all of the members of the Audit Committee are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Anderson is the chair of the audit committee. Our board of directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Our independent registered public accounting firm and management periodically met privately with our audit committee once during 2022.

Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our audit committee is responsible for, among other things:

•	selecting, retaining, and replacing independent auditors and evaluating their qualifications, independence, and performance;
•	reviewing and approving the scope of the annual audit and audit fees;
•	discussing with management and independent auditors the results of the annual audit and review of quarterly financial statements;
•	reviewing adequacy and effectiveness of internal control policies and procedures;
•	approving the retention of independent auditors to perform any proposed permissible non-audit services;
•	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;
•	preparing the audit committee report that the SEC requires in our annual proxy statement; and
•	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

Compensation Committee

Our compensation committee comprises Ms. Tochihara-Dirks and Mr. Anderson. Ms. Tochihara-Dirks is the chair of the compensation committee. Our board of directors have determined that Ms. Tochihara-Dirks and Mr. Anderson are independent as defined under the NASDAQ Listing Rules and satisfy NASDAQ’s additional independence standards for compensation committee members. In addition, both Ms. Tochihara-Dirks and Mr. Anderson are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code.

Our compensation committee assists our board of directors in discharging its responsibilities relating to the compensation of our executive officers. Under its charter, our compensation committee is responsible for, among other things:

•	recommending to our board of directors for approval of compensation and benefit plans;
•	reviewing and approving goals and objectives annually to serve as the basis for the CEO’s and COO’s compensation, evaluating performance and determining executive compensation;
•	retaining or obtaining the advice of a compensation consultant, outside legal counsel, or other advisors;
•	approving any grants of stock options, restricted stock, performance shares, stock appreciation rights, and other equity-based incentives to the extent provided under our equity compensation plans;
•	making recommendations to our board of directors regarding the compensation of non-employee directors; and
•	reviewing and evaluating the performance of the compensation committee, including compliance with its charter.

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), approved by the SEC on August 6, 2021, we have taken steps to meet the diversity objective set out in this rule within the applicable transition period. The following is our Board Diversity Matrix as of April 1, 2023:

Board Diversity Matrix (As of April 1, 2023)
Total Number of Directors: five	Female	Male	Non-Binary	Did Not Disclose
Part I: Gender Identity
Directors	1	4	0	0
Part II: Demographic Background	1	4	0	0
African American or Black
Asian			0	0
Hispanic or Latinx	1
Native Hawaiian or Pacific Islander
White
Two or More Ethnicities		4
LGBTQ+
Did Not Disclose Demographic Background

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers, and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq Listing Rules. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request. If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative, or other non-substantive amendments or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. We also intend to post any amendments to our Code of Ethics and Business Conduct or waivers of its requirements on our website, www.itsburgertime.com.

Certain Legal Proceedings

None of the Company’s directors or executive officers have been involved, in the past ten years and in a manner material to an evaluation of such director’s or officer’s ability or integrity to serve as a director or executive officer in any of those “Certain Legal Proceedings” more fully detailed in Item 401(f) of Regulation S-K, which include but are not limited to, bankruptcies, criminal convictions and an adjudication finding that an individual violated federal or state securities laws.

Limitation of liability and indemnification matters.

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Wyoming law. Consequently, our directors will not be personally liable to our stockholders or us for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any act or omission that involves intentional misconduct, fraud, or a knowing violation of law; or
•	any unlawful payment of distributions in violation of the Wyoming Business Corporation Act.

Each of our articles of incorporation and bylaws provides that the Company is required to indemnify our directors and officers, in each case, to the fullest extent permitted by Wyoming law. Our bylaws also obligate us to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee, or another agent for any liability arising out of their actions in that capacity regardless of whether we would otherwise be permitted to indemnify them under Wyoming law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers, and other employees as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses, including, among other things, attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2021 and 2022 fiscal years by our principal executive officer and principal financial officer (the named executive officers). No other officer or employee of the Company received total compensation for either 2021 or 2022, as determined in accordance with Item 402 of Regulation S-K, which exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary Copperud, Chief Executive Officer[1,2]	2022	250,000	100,000	0	132,900	0	0	482,900
	2021	150,000	100,000	0	0	0	0	250,000
Kenneth W. Brimmer, Chief Operating Officer[2,3]	2022	150,000	50,000	0	99,675	0	0	299,675
	2021	0	100,000	0	0	0	66,000	166,000

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended January 1, 2023, and January 2, 2022, in accordance with ASC 710 of awards pursuant to the Stock Option Plan. Assumptions for calculating this amount for the fiscal year ended January 1, 2023, are included in Note 7 to our audited consolidated financial statements for the fiscal year ended January 1, 2023, included in Part IV of this Annual Report.

Officer Compensation

In fiscal 2022, the Company paid Mr. Copperud a salary of $250,000 to serve as our Chief Executive Officer, which included compensation payable under an Employment Agreement that we entered into with Mr. Copperud in July 2022, as described below under the heading “Employment Agreements.” During fiscal year 2021, we paid Mr. Copperud a salary of $150,000 to serve as the Chief Executive Officer. In addition, the Audit Committee approved a $100,000 bonus for Mr. Copperud for the 2021 fiscal year for the successful completion of our IPO that closed in November 2021.

During fiscal 2022, the Company paid Mr. Brimmer a salary of $150,000 to serve as our Chief Financial Officer, which included salary payable under an Employment Agreement that we entered into with Mr. Brimmer in July 2022, as described below under the heading “Employment Agreements.” During fiscal 2021, we paid Brimmer Company, LLC. a total of $66,00, at $5,500 per month. In addition, the Audit Committee approved a $50,000 bonus based on our financial performance and a $50,000 payment for services rendered in connection with our successful public stock offering.

Employment Agreements

On July 7, 2022, the Company entered into an employment agreement with Gary Copperud pursuant to which Mr. Copperud was appointed to serve as our Chief Executive Officer. Under the Agreement, Mr. Copperud receives an annual base salary of $250,000 which shall be reviewed at least annually by the board. Mr. Copperud is eligible to receive an annual bonus subject to the discretion of the Compensation Committee of the board. The employment agreement is for a term of three years subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Copperud terminates the agreement without good reason, including any failure to renew Mr. Copperud’s employment, we will be required to pay Mr. Copperud all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Copperud continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Copperud’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Copperud will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Copperud’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case following a change in control )(as defined in the agreement), Mr. Copperud will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Upon his appointment as chief executive officer, Mr. Copperud received a $100,000 signing bonus.

On July 7, 2022, the Company entered into an employment agreement with Kenneth Brimmer pursuant to which Mr. Brimmer was appointed to serve as our Chief Financial Officer. Under the Agreement, Mr. Brimmer receives an annual base salary of $200,000 which shall be reviewed at least annually by the board. Mr. Brimmer is eligible to receive an annual bonus subject to the discretion of the Compensation Committee of the board. The employment agreement is for a term of three years subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Brimmer terminates the agreement without good reason, including any failure to renew Mr. Brimmer’s employment, we will be required to pay Mr. Brimmer all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Brimmer continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Brimmer’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Brimmer will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Brimmer’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case within 12 months following a change in control )(as defined in the agreement), Mr. Brimmer will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Upon his appointment as chief operating officer, Mr. Brimmer received a $50,000 signing bonus.

Compensation Plans

Summary of 2019 Incentive Plan

The principal features of the 2019 Incentive Plan (the “2019 Plan”), as amended by the stockholders at the 2022 annual meeting, are summarized below. The following summary of the 2019 Plan does not purport to be a complete description of all of the provisions of the 2019 Plan. It is qualified in its entirety by referencing the full text of the 2019 Plan, as amended.

Eligibility

Eligibility to participate in the 2019 Plan is limited to our and our affiliates’ employees, officers, directors, and consultants as determined from time to time by the compensation committee. Incentive stock options may be granted only to employees of the Company or its subsidiaries.

Administration

The Compensation Committee of the board administers the 2019 Plan. The compensation committee reviews and approves (or it deems appropriate, makes recommendations to our full board regarding) modifications to the 2019 Plan. Subject to the terms of the 2019 Plan, the compensation committee has the authority to (i) grant and amend equity awards, (ii) interpret any provision of the 2019 Plan, any equity award, or any award agreement and (ii) make all determinations and decisions necessary for the administration of the 2019 Plan. All determinations and decisions by the compensation committee under the 2019 Plan are in its sole discretion and are binding. However, the board has retained the right to exercise the authority of the compensation committee to the extent consistent with applicable law and the applicable requirements of any stock exchange.

Number of Authorized Shares

The 2019 Plan allows for the issuance of 1,000,000 shares of common stock upon awards granted.

Common stock covered by any unexercised portions of terminated or forfeited options granted under the 2019 Plan (including canceled options), restricted stock or restricted stock units forfeited, other stock-based awards terminated or forfeited as provided under the 2019 Plan, and common stock subject to any awards that are otherwise surrendered may again be subject to new awards under the 2019 Plan. In addition, shares of common stock surrendered to or withheld by the Company in payment or satisfaction of the purchase price of an option or tax withholding obligation with respect to an award are available for the grant of new awards under the 2019 Plan. In the event of the exercise of stock appreciation rights, only the number of shares of common stock issued in payment of such stock appreciation rights shall be charged against the number of shares of common stock available for the grant of awards under the 2019 Plan.

Awards under the 2019 Plan

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share or Unit awards, stock bonuses, and other stock-based awards and cash-based incentive awards.

Stock Options. The Plan Administrator may grant to a participant options to purchase our common stock that qualifies as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise, will be determined by the Plan administrator. The Plan Administrator in its discretion will determine the exercise price for stock options, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

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

Restricted Shares and Restricted Units. The Plan Administrator may award a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions, such as continued employment over a specified forfeiture period and the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant Units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and the achievement of performance or other objectives (“restricted units”). The Plan Administrator determines the terms and conditions of restricted shares and restricted unit awards.

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance and may be settled in the form of common stock, cash, or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and the achievement of performance conditions.

Performance Awards. The Plan Administrator may grant performance awards to participants under such terms and conditions as the Plan Administrator deems appropriate. A performance award entitles a participant to receive a payment from us based on the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock, or a combination thereof, as determined by the Plan administrator.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of January 1, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested
Gary Copperud, Chief Executive Officer	40,000	60,000	$2.58	2/9/32	0
Kenneth W. Brimmer, Chief Operating Officer	30,000	30,000	$2.58	2/9/32	0

Director Compensation

We have not adopted a compensation program for members of our board of directors and its committees. We expect that the compensation of our directors will be designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our stockholders. Such compensation may consist of cash for meetings attended and options or other awards to purchase our common stock at the fair market value per share of common stock on the grant date, both upon joining the board and for each year of service on the board. Such awards will be subject to vesting as determined by the Compensation Committee of the board. directors who are also executive officers will not be entitled to compensation for their service as a director, committee member, or chair of our board of directors or any committee of our board of directors.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any board of directors meeting.

Upon the closing of our IPO and our listing on The Nasdaq Stock Market in the fourth quarter of 2021, Allan Anderson, Teri Tochihara-Dirks, and Steven Schussler joined our board as non-employee directors. We agreed to pay each employee director $500 for each board meeting attended and $250 for each committee meeting attended. In addition, we issued to each such person fully vested options to purchase 5,000 shares of common stock under the 2019 Plan, which are exercisable at $5.00 per share and expire ten years after the date of the grant we also have agreed to issue to each such person options to purchase 2,000 shares of common stock during each year that such person serves on the board of directors.

The following table sets forth all of the compensation awarded to, earned by, or paid to our directors for the year ended January 1, 2023. Please note that Mr. Copperud and Mr. Brimmer receive no compensation for their role as directors, and the entirety of their compensation is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash	Stock Awards[1]	Total ($)
Allan Anderson	$4,000	$0	$4,000
Terri Tochihara-Dirks	4,000	0	4,000
Steven W. Schussler	4,000	0	4,000
Total:	$12,000	$0	$12,000

1.

Reflects the full grant date fair value of the options granted to directors in 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of our common stock beneficially owned as of April 1, 2023, by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The percentage of shares beneficially owned is computed based on 6,461,118 shares of our common stock outstanding as of April 1, 2023.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2023. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each person listed below is c/o BT Brands, Inc. 405 Main Avenue West, Suite 2D, West Fargo, ND 58078.

Name of Beneficial Owner	Number of Shares	Percentage
Officers and Directors
Gary Copperud (1)(2)	948,540	14.83%
Kenneth Brimmer (3)	110,000	1.72%
Allan Anderson (4)	5,000	*
Terri Tochihara-Dirks (4)	5,000	*
Steven W. Schussler (4)	5,000	*
Total for all Officers and Directors	1,728,340	15.55%
5% Stockholders
Sally Copperud (1)	758,540	11.70%
Jeffrey A. Zinnecker	760,540	11.70%
Samuel Vandeputte	346,290	5.34%
Trost Family Trust	346,290	5.34%

__________

* Less than 1%.

(1)	Gary Copperud and Sally Copperud are husband and wife. Each such person disclaims beneficial ownership of the other’s shares of common stock.
(2)

Includes 758,540 shares of common stock, warrants to purchase 5,000 shares of common stock acquired by this individual in the IPO in 2019, and 20,000 shares of common stock underlying currently exercisable options. Does not include (i) 60,000 shares issuable upon the exercise of options that will not vest until 60 days after the date of this filing.

(3)

Includes 80,000 shares of common stock owned by Brimmer Company, LLC, an affiliate of Mr. Brimmer, and 30,000 shares of common stock underlying currently exercisable options. Does not include (i) 30,000 that will not vest until 60 days after the date of this filing.

(4)	Represents options to purchase shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Transactions with Related Parties

Our board of directors has approved policies and procedures with respect to the review and approval of certain transactions between us and Related Parties (as defined below), which we refer to as our “Related-Party Transaction Policy.” The following is a summary of material provisions of our Related-Party Transaction Policy. Pursuant to the terms of our Related-Party Transaction Policy, any Related-Party Transaction (as defined below) will be required to be reported to the chair of the audit committee of our board. The audit committee will then be required to review and decide whether to approve any such Related-Party Transaction.

Our Related-Party Transaction Policy, defines a “Related-Party Transaction” as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any Related Party had, has or will have a direct or indirect interest.

Our Related-Party Transaction Policy, defines a “Related Party” as any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer or a nominee to become a director; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owners in which such person has a beneficial ownership interest of 10% or more.

Transactions with Related Parties

Below we describe transactions and any series of related transactions to which we were a party or may be a party, and which we have entered into since January 3, 2021, or is currently proposed, in which the amounts involved exceeds or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and any of our directors, executive officers or holders of more than five percent of our capital stock, or an affiliate or immediate family member or such persons, had or will have a direct or indirect material interest.

In connection with the refinancing of our mortgage debt in June 2021, Gary Copperud personally guaranteed each of the promissory notes evidencing loans on the real properties owned by the Company.

In 2019, the Company made cash advances to Next Gen Ice, Inc. (NGI), totaling $179,000. Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is a member of the board of directors of NGI and serves as its Chief Financial Officer. The Company invested $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock on February 2, 2022,

Indemnification of Officers and Directors

Our articles of incorporation and amended bylaws provide that the Company will indemnify each of our directors and officers to the fullest extent permitted by the Wyoming Business Corporation Act. Further, we intend to enter into indemnification agreements with each of our directors and officers. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement, or payment of a judgment under certain circumstances. For further information, see “Executive Compensation—Limitations of Liability and Indemnification Matters.”

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

Item 14. Principal Accounting Fees and Services.

Boulay, PLLP (“Boulay”) has been our principal accountant since 2015.

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation, and oversight of our independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee participates in the evaluation of the lead audit partner and considers whether there should be regular rotation of the independent registered public accounting firm.

The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by our independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the consolidated financial statements and internal controls over financial reporting of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of independent registered public accounting firm for non-audit services. In accordance with the Audit Committee Charter, all the foregoing audit and non-audit fees paid to, and the related service provided by, Boulay were pre-approved by the Audit Committee.

Services

Boulay and its affiliates provided services consisting of the audit of the annual consolidated financial statements and review of the quarterly financial statements of the Company, accounting consultations and consents, and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters and other permitted services to the Company.

The following is a summary of the fees billed to us by Boulay for professional services rendered for the fiscal years ended January 1, 2023 (fiscal 2022) and January 2, 2022 (fiscal 2021):

	2022	2021
Fee Category
Audit fees (1)	$193,123	$92,465
Audit-related Fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$193,123	$92.465

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended January 1, 2023, and January 2, 2022, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit Number	Description	Location Reference
3.1	Amended and Restated Certificate of Incorporation.	1
3.1(a)	Amendment to Articles of Incorporation	3
3.2	Amended and Restated Bylaws.	1
3.2.1	First Amendment to Amended and Restated Bylaws	2
4.1	Specimen stock certificate evidencing shares of common stock.	1
4.2	Form of Warrant issued to investors in the 2018 Private Placement of Securities.	1
4.3	Form of Placement Agent Warrant issued to Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*
10.1	Share Exchange Agreement dated July 31, 2018, by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust.	1
10.2	Form of Securities Purchase Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.3	Form of Registration Rights Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.4	Form of Placement Agent Agreement between the registrant and Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
10.5	Form of Registration Rights Agreement, dated July 31, 2019, by and between the registrant and certain stockholders.	1
10.6	Operating Agreement dated October 15, 1974, between American Dairy Queen Corporation and William N. Empey.	1
10.7	Assignment of Dairy Queen Operating Agreement by Weyer Investments Ltd. to BTNDDQ, LLC, including consent of American Dairy Queen Corporation	1
10.8	Distribution Agreement between Sysco Western Minnesota, Inc. and Sysco Cincinnati, Inc., and BTND, LLC dated June 3, 2018.	1
10.9	Promissory Note dated July 1, 2019, in the principal amount of $225,000 made by the registrant in favor of BTND Trading. LLC	1
10.10	2019 Incentive Plan and award agreements thereunder.	2+
10.11	Loan Modification and Extension Agreement dated March 2, 2020, between the registrant and Next Gen Ice, Inc.	4
10.12	Purchase Agreement dated March 2, 2022, by and between BT Brands, Inc. and Keegan’s Seafood Grille, Inc.	5
10.13	Lease Agreement dated March 2, 2022, by and between BT Brands, Inc. and NFK Properties, LLC, with respect to the real property located at 1519 Gulf Boulevard, Indian Rocks Beach, Florida 33785.	5
10.14	Purchase Agreement dated May 11, 2022, by and between BT Brands, Inc., Pie in the Sky and Erik Gura, the owner of the assets.	6
10.15	Lease Agreement dated May 11, 2022, by and between BT Brands, Inc. and Martha Ertmann LLC, with respect to the real property located at 10 Water Street, Woods Hole, Massachusetts.	6
10.16	Employment Agreement dated as of July 7, 2022, by and between Gary Copperud and the Registrant	*+
10.17	Employment Agreement dated as of July 7, 2022, by and between Kenneth Brimmer and the Registrant	*+
10.18	Purchase Agreement dated July 8, 2022, by and between 1519BT, LLC, a wholly owned subsidiary of the registrant, and L. Fagan Enterprises, Inc., as the owner of the assets.	7
10.19	Lease Agreement dated August 4, 2022, by and between 1519BT, LLC, a wholly owned subsidiary of the registrant, and Stephan Properties of Florida Inc., with respect to the real property located at 415 Delannoy Avenue, Cocoa, Florida and 409 Delannoy Avenue, Cocoa, Florida.	7
21.1	Subsidiaries of the Registrant	*
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

		*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

1	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.
2	Incorporated by reference from Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2019.
3	Incorporated by reference from the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on September 17, 2021.
4	Incorporated by reference from the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the Securities and Exchange Commission on March 17, 2022.
5	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2022.
6	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.
7	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2022.
*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules.

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

BT BRANDS, INC.

Date: April 18, 2023	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	April 18, 2023
By: /s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer and Chairman)	April 18, 2023
By: /s/Allan Anderson	Director	April 18, 2023
By: /s/ Steven Schussler	Director	April 18, 2023
By: /s/ Terri Tochihara-Dirks	Director	April 18, 2023

