Form 10-Q
period 2023-04-02
BT Brands, Inc.
filed 2023-05-17
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 2, 2023

or

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
(307) 274-3055
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

At May 1, 2023, there were 6,246,118 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition and prospects of BT Brands, Inc. and its wholly-owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and future plans. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

•	capital requirements and the availability of capital to fund our growth;
•	difficulties executing our growth strategy, including completing profitable acquisitions;
•	the impact of public health matters;
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

•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow or access to capital to grow;
•	changes in management, loss of key personnel, and difficulty hiring and retaining skilled personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions and adverse weather, and other unforeseen conditions, in regions where our restaurants are located;
•	inadequately protecting our intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed in the Company’s Annual Report on Form 10-K under “Business” and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

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

3

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	April 2, 2023	January 1, 2023
ASSETS
CURRENT ASSETS
Cash	$5,494,401	$2,150,578
Marketable securities	1,378,337	5,994,295
Receivables	14,596	76,948
Inventory	173,007	158,351
Prepaid expenses and other current assets	64,424	37,397
Assets held for sale	258,751	446,524
Total current assets	7,383,516	8,864,093

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,258,759	3,294,644
OPERATING LEASES RIGHT-OF-USE ASSETS	1,946,394	2,004,673
INVESTMENTS	1,314,787	1,369,186
DEFERRED INCOME TAXES	91,000	61,000
GOODWILL	671,220	671,220
INTANGIBLE ASSETS, NET	439,260	453,978
OTHER ASSETS, NET	50,477	50,903
Total assets
	$15,155,413	$16,769,697
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$400,711	$448,605
Broker margin loan	-	791,370
Current maturities of long-term debt	166,241	167,616
Current operating lease obligations	193,430	193,430
Accrued expenses	410,101	532,520
Total current liabilities	1,170,483	2,133,541

LONG-TERM DEBT, LESS CURRENT PORTION	2,416,905	2,658,477
NONCURRENT LEASE OBLIGATIONS	1,771,514	1,825,057
Total liabilities	5,358,902	6,617,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at April 2, 2023 and January 1, 2023	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,246,118 shares outstanding at April 2, 2023 and 6,461,118 shares issued and 6,396,118 shares outstanding at January 1, 2023	12,492	12,792
Less cost of 215,000 and 65,000 common shares held in Treasury at April 2, 2023 and January 1, 2023, respectively.	(356,807)	(106,882)
Additional paid-in capital	11,445,135	11,409,235
Accumulated deficit	$(1,304,309)	(1,162,523)

Total shareholders' equity	9,796,511	10,152,622

Total liabilities and shareholders' equity	$15,155,413	$16,769,697

             See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended,	13 Weeks Ended,
	April 2, 2023	April 3, 2022

SALES	$3,070,798	$2,073,195

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,290,323	721,583
Labor costs	1,202,760	607,710
Occupancy costs	357,125	174,638
Other operating expenses	195,614	119,867
Depreciation and amortization expenses	163,507	69,415
General and administrative expenses	425,915	291062
Gain on sale of assets held for sale	(313,688)	-
Total costs and expenses	3,321,556	1,984,274

Income (loss) from operations	(250,758)	88,921
UNREALIZED GAIN ON MARKETABLE SECURITIES	69,856	-
INTEREST EXPENSE	(25,533)	(28,271)
INTEREST AND DIVIDEND INCOME	89,048	-
EQUITY IN LOSS OF AFFILIATE	(54,399)	-
INCOME (LOSS) BEFORE TAXES	(171,786)	60,650
INCOME TAX (EXPENSE) BENEFIT	30,000	(18,000)
NET INCOME (LOSS)	$(141,786	$42,650
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,280,729	6,455,434

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

  (Unaudited)

		Outstanding
		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Par Amount	Capital	Deficit	Stock	Total

Balances, January 1, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$-	$10,628,353
Net income	-	-	-	42,650	-	42,650
Stock based compensation	-	-	33,500	-	-	33,500
Shares issued for exercise of warrants	13,612	27	74,839	-	-	74,866
Balances, April 3, 2022	6,461,118	$12,922	$11,324,035	$(557,588)	$-	$10,779,369

		Outstanding Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Par Amount	Capital	Deficit	Stock	Total

Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Net income (loss)	-	-	-	(141,786)	-	(141,786)
Stock based compensation	-	-	35,900	-	-	35,900
Treasury stock purchase	(150,000)	(300)	-	-	(249,925)	(250,225)
Balances, April 2, 2023	6,246,118	$12,492	$11,445,135	$(1,304,309)	$(356,807)	$9,796,511

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	13 Weeks ended,
	April 2, 2023	April 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(141,786)	$42,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	163,507	69,415
Amortization of debt issuance costs included in interest expense	1,350	1,350
Deferred taxes	(30,000)	(25,000)
Stock-based compensation	35,900	33,500
Unrealized loss (gain) on marketable securities	(69,856)	6,746
Investment gains	(29,177)	-
Loss on equity method investment	54,399	-
Non-cash operating lease expense	4,736	-
Gain on sale of assets held for sale	(313,688)
Changes in operating assets and liabilities, net of acquisitions -
Receivables	62,352	56,421
Inventory	(14,656)	(8,291)
Prepaid expenses and other current assets	(27,027)	(23,924)
Other assets	-	(10,000)
Accounts payable	(47,894)	111,355
Accrued expenses	(122,419)	93,511
Income taxes payable	-	(10,339)
Net cash provided by (used in) operating activities	(474,259)	337,394

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan’s Seafood Grille	-	(1,150,000)
Proceeds from sale of assets held for sale	496,000
Purchase of property and equipment	(107,017)	(10,164)
Investment in related company	-	(229,000)
Purchase of marketable securities	(1,026,917)	(260,846)
Proceeds from sale of marketable securities	5,741,908	-
Other assets	-	(32,000)
Net cash provided by (used in) investing activities	5,103,974	(1,682,010)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on margin loan to finance the purchase of marketable secutities	(791,370)	-
Proceeds from exercise of common stock warrants	-	74,866
Principal payments on long-term debt	(244,297)	(42,237)
Purchase of treasury shares	(250,225)	-
Net cash provided by (used in) financing activities	(1,285,892)	32,629

CHANGE IN CASH	3,343,823	(1,311,987)

CASH, BEGINNING OF PERIOD	2,150,578	12,385,632

CASH, END OF PERIOD	$5,494,401	$11,073,645

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$24,183	$26,291

See Notes to Consolidated Condensed Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc., and its subsidiaries (the “Company,” “we,” “our,” “us,” or “BT Brands”) and have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation and have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending January 1, 2023. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of April 2, 2023, does not include all of the disclosures required by GAAP. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 1, 2023, and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended January 1, 2023.

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

We operate restaurants in the eastern two-thirds of the United States. As of April 1, 2023, including our 41.2% owned Bagger Dave’s business, we operated seventeen restaurants comprising the following:

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

Our Dairy Queen store is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as required by the franchise agreement.

Fiscal Year Period

Our fiscal year is a 52/53-week year, ending on Sunday, closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. All references to years in this report refer to the 13-week periods in the respective fiscal year periods. The fiscal year 2023 is 52 weeks ending December 31, 2023.

Cash

For purposes of reporting cash and cash flows, cash includes money market funds and is net of outstanding checks and includes, amounts on deposit at banks and deposits in transit and excludes transfers out in transit and includes brokerage account money market funds which are not insured deposits.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities, including available-for-sale securities, is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

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

On April 2, 2023, the cost of marketable securities include a bond fund at a cost of $416,570 and common stocks at a cost of $978,333 was a total cost of $1,394,903 prior to a mark-to-market reduction of $16,566. These investments are reflected in the accompanying financial statements at April 2, 2023, at the level-one quoted market price in an active market of $1,378,337. At January 1, 2023, the fair value of Level 1 investments included common stocks of $713,900 and a corporate bond exchange-traded fund (ETF) of $316,000, a total carrying value of $1,029,900, net of an unrealized mark-to-market loss of $86,422, as determined by quoted market prices in an active market.

Investments

Noncurrent investments at April 2, 2023, include our net equity method investment of $1,010,787 in Bagger Dave’s and our $304,000 total investment in Next Gen Ice, Inc. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. Upon repayment of the note, $75,000 was attributed by us to the value of the equity received, and this amount was reflected as additional interest income in 2020. The fair value determined in 2020 continues to be reflected as the value of the investment. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share. See also Note 8.

Bagger Dave’s common stock is traded on the OTC Pink market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the information to be audited. For the thirteen weeks ended March 26, 2023, Bagger Dave’s had sales of $2,014,158 and a net loss of $136,153. Our 41.2% equity share in the loss was approximately $54,399 and is included in the accompanying statement of operations.

Short-Term Investments

Marketable Securities at January 1, 2023, include $5,000,000 face value of a United States Treasury Bills maturing March 16, 2023, purchased for $4,907,378 in August 2023. At January 1, 2023, the Treasury Bills were planned to be held until maturity and had an amortized cost value of $4,964,395. The amortized cost value approximates fair value.

Receivables

Receivables consist mainly of estimated rebates due from a primary vendor.

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

Impairment and Disposal of Long-Lived Assets

We closed the Burger Time store in West St. Paul in 2022 and the Richmond, Indiana, store in 2018. The West St. Paul location sale was completed in February of 2023 for a gain of $313,688. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value. Following the end first quarter of 2023, we completed the disposition of the St. Louis area property in lieu of unpaid property taxes. The second quarter of 2023 will reflect a gain of approximately $180,000 for the reversal of previously accrued property taxes.

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC) 740), Accounting for Income Taxes. ASC 740 uses an asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. As of April 2, 2023, the Company estimates a current tax provision at the statutory rate of approximately 27.5%

The Company has no accrued interest or penalties relating to income tax obligations. The Company has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per-share amounts if their effect is anti-dilutive. There were no dilutive shares for the periods ending in 2023 and 2022.

Goodwill, Other Intangible Assets and Other Assets

Goodwill is not amortized. Goodwill is tested for impairment at least annually.  The cost of other intangible assets is amortized over the expected useful life. Other assets  include the allocated fair value of the acquired Dairy Queen franchise agreement related to our location in Ham Lake, Minnesota, and is amortized over an estimated useful life of 14 years

NOTE 2 – INTANGIBLE ASSETS

At April 2, 2023, the value of Intangible Assets are as follows:

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$26,528	$71,472
Trademarks	15	393,000	25,512	367,788
		$491,000	$51,740	$439,260

On January 1, 2023, intangible assets comprise4 the following:

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(18,361)	$79,639
Tradenames	15	393,000	(18,661)	374,339
		$491,000	$(37,022)	$453,978

Tradename assets are being amortized over 15 years at $26,000 in amortization expense per year. The total amortization of intangible assets, including the covenants not to compete, will approximate $58,900 in 2023 and  2024 and $40,500 in 2025 and $26,200 per year thereafter for the following six years and approximately $7,500 in 2037.

Total amortization expense for the 2023 13-week period was $14,718.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	April 2, 2023	January 1, 2023
Land	$435,239	$485,239
Equipment	3,754,748	3,893,274
Buildings and leasehold improvements	2,367,557	2,402,157

Total property and equipment	6,557,544	6,780,670
Accumulated depreciation	(3,040,034)	(3,039,500)
Less - property held for sale	(258,751)	(446,526)
Net property and equipment	$3,258,759	$3,294,644

Depreciation expense for the 13-week periods in 2023 and 2022 was $148,364 and $68,902, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	April 2, 2023	January 1, 2023
Accrued real estate taxes	$195,093	$202,436
Accrued bonus compensation	59,139	59,139
Accrued payroll and payroll taxes	25,286	156,245
Accrued sales taxes payable	91,172	70,270
Accrued vacation pay	17,663	17,663
Accrued gift card liability	21,748	25,965
Other accrued expenses	-	802
	$410,101	$532,520

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	April 2, 2023	January 1, 2023

Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. BT Brands, Inc. and a shareholder of the Company guarantee the notes.	$2,621,668	$2,864,484

Minnesota Small Business Emergency Loan dated April 29, 2020, payable in monthly installments of $458.33 beginning December 15, 2020, including principal and interest at 0%. This note is secured by the personal guarantee of a shareholder of the Company. Pursuant to the terms of the loan, $13,750 of the loan was forgiven on June 22, 2022	1,727	3,208
Total	2,623,501	2,867,692
Less - unamortized debt issuance costs	(40,249)	(41,599)
Current maturities	(166,241)	(167,616)
	$2,416,905	$2,658,477

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of April 2, 2023, there were 529,750 shares available for grant under the  Plan.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Compensation expense for the first quarter of 2023 was $26,400 in 2023,  and $9,500 related to the Contingent Share Award described below and $33,500 in 2022. Based on current estimates, we project that for current grants, approximately $180,000 in stock-based compensation expense will be recognized over the next three years at approximately $60,000 per year.

As outlined in each agreement, stock options granted to employees and directors vest over four years in annual installments. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
• •	Volatility – Estimated volatility. Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	0	0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at April 2, 2023	220,250	$2.74	8.9	$0
Options exercisable at April 2, 2023	94,950	$3.18	8.9	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated fair value of the plan is $1.00 per share, and $250,000 of compensation expense will be recognized over the remaining 2.1 years available under the Plan and $9,500 of stock-based compensation was recognized for this Agreement in the first quarter of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. Assumption utilized in the model include a risk-free rate of 4.4% and volatility of 63%.

NOTE 7 – LEASES

With the acquisition of Keegan’s net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 3.75% of the remaining lease obligation of $563,546 is reflected as a liability in the accompanying financial statements.

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

Upon acquiring PIE assets, we leased approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of after 24 months of 5%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 5% of the remaining lease obligation of $1,029,806 is reflected as a liability in the accompanying financial statements.

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

With the acquisition of assets of Village Bier Garten, we entered into a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease does not provide an implicit interest rate; we used our estimated incremental borrowing rate of 5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value discounted at 4.5% of the remaining lease obligation of $371,592 is reflected as a liability in the accompanying financial statements.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of April 2, 2023:

Total
Remainder 2023	$211,380
2024	289,076
2025	297,745
2026	306,674
2027	268,437
2028 and thereafter	1,039,438
Total future minimum lease payments	2,412,750
Less - interest	(447,806)
$1,964,944

The Company is a party to a month-to-month land lease agreement for one of its Burger Time locations. The net book value of the building on this land is approximately $18,500. The monthly lease payment is $1,800 plus the cost of property taxes.

The weighted average remaining lease term is approximately 5.9 years.

The Company also pays a monthly rent, under month-to-month arrangements, for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

The total operating lease expense for the 13-week period in 2023 was $93,151. Cash paid for leases during the 13-week period in 2023 totaled $97,887 and variable expenses for leased properties were $14,196.

NOTE 8 - RELATED PARTY TRANSACTION

Next Gen Ice

Our CEO and CFO also serve as Chairman and CFO of Next Gen Ice, Inc. (NGI). BT Brands owns 179,000 common shares, and 138,788 NGI Series A1 Preferred Shares and also holds warrants to purchase 358,000 common shares at $1.00 expiring March 31, 2028, and 34,697 warrants to purchase additional shares at $1.65  of NGI as part of a Note modification, BT Brands We received 179,000 shares of common stock in NGI as consideration for modification of a note that subsequently was paid. The common stock and warrants received in the note modification transaction were recorded at a value determined by BT Brands of $75,000. The investment in NGI does not have a readily determinable market value. Therefore, it is carried at a cost determined by BT Brands.

NOTE 9 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from its business. However, we are unaware of any significant asserted or potential claims that could impact our financial position.

NOTE 10 – SUBSEQUENT EVENT

In April 2023, we completed the disposition of the St. Louis area property in lieu of unpaid property taxes, aa a result second quarter of 2023 will reflect a gain of approximately $180,000 for the reversal of previously accrued property taxes.

RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended January 1, 2023.

Introduction

As of April 2, 2023, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Unconsolidated affiliate Bagger Dave’s Burger Tavern, Inc, 41.2% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

 Burger Time opened its first restaurant in Fargo, North Dakota, in 1987. Burger Time restaurants feature grilled hamburgers and other affordable foods such as chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Burger Time’s operating principles include (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

The average customer transaction at our Burger Time restaurants increased by approximately 20% in fiscal 2023 compared to 2022 and currently is about $15.60. This recent increase is principally because of the menu price increases implemented in 2022. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable Recent Events

Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During the 2022 fiscal year, we acquired three operating restaurants and a 41.2% ownership interest in BD, an operator of six casual restaurants. We expect to consider new acquisition opportunities in the future.

Material Trends and Uncertainties

Industry trends have a direct impact on our business. Current trends include difficulties attracting food service workers and rapid inflation in the cost of input items. Recent trends also include the rapidly changing area of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed smartphone and mobile delivery applications, aggressively expanded drive-through operations, and developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Competitors will continue to discount prices through aggressive promotions.

Food costs have increased over the last two years, and we expect to see continued inflationary pressure during 2023. Beef and egg costs continued to increase in 2023. Given the competitive nature of the restaurant industry, it may be challenging to raise menu prices to cover cost increases fully. As a result, future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

Labor is a critical factor in operating our stores. Securing staff to run our locations at full capacity has become more challenging in most areas where we operate our restaurants. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. To succeed, we must identify, develop and retain quality employees.

Result of operations for the 13 weeks ending April 2, 2023, compared to the 13 weeks ending April 3, 2022.

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages amounts below may not reconcile because of rounding.

	13 weeks ended, April 2, 2023		13 weeks ended, April 3, 2022
	Amount	%	Amount	%
SALES	$3,070,798	100.0%	$2,073,195	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,290,323	42.0	721,583	34.8
Labor costs	1,202,760	39.2	607,710	29.3
Occupancy costs	357,125	11.6	174,638	8.4
Other operating expenses	195,614	6.4	119,867	5.8
Depreciation and amortization	163,507	5.3	69,415	3.3
Gain on sale of assets held for sale	(313,688)	(10.2)	0	0
General and administrative	425,915	13.9	291,061	14.0
Total costs and expenses	3,321,556	108.2	1,984,275	95.7
Income (loss) from operations	(250,758)	(8.2)	88,921	4.3
UNREALIZED GAIN ON MARKETABLE SECURITIES	69,856	2.3	-	-
INTEREST AND DIVIDEND INCOME	89,048	2.9
INTEREST EXPENSE	(25,533)	(0.8)	(28,271)	(1.4)
EQUITY IN AFFILIATE LOSS	(54,399)	(1.8)	-	-
INCOME TAX (EXPENSE) BENEFIT	30,000	1.0	(18,000)	(0.9)
NET INCOME (LOSS)	$(141,786)	(4.6)%	$42,650	2.0%

Net Revenues:

Net sales for the first quarter of 2023 increased $997,603 or 48.1% to $3,070,798 from $2,073,195 in 2022. The sales increase resulted from acquiring three restaurants in 2022  contributing $1,307,000 in revenue during the quarter. In addition, the BTND business experienced a sales decrease of approximately $195,000 as the unusually harsh winter weather impacted sales. Sales also reflect the closing of the West St Paul Burger Time location in the fourth quarter of 2022.

For BTND locations open at quarter-end, first-quarter restaurant sales ranged from a low of $93,000 to a high of $232,000. The average sales for each Burger Time unit open at quarter-end were approximately $157,000 in 2023, a decline of approximately 13.2% from $181,000 in 2022.

Restaurant Operating Costs:

During 2023, restaurant operating costs (which refer to all the costs associated with operating our restaurants but do not include general and administrative expenses and depreciation and amortization and the gain on the sale of property and equipment) increased to 99.2% in restaurant sales in 2023 from 78.3% in 2022. This increase was due primarily to the inclusion of three new restaurants for the entire first quarter of 2023. In addition, Keegan’s was purchased on March 2, 2022, and therefore only one month of results was included in 2022.  For all of our locations, we continued to see price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

The impact of cost increases and the addition of three non-BTND restaurants during the year may be detailed as follows:

Restaurant operating costs for the period ended April 3, 2022	$1,623,798
Increase in food and paper costs	568,740
Increase in labor costs	595,050
Increase in occupancy and operating cost	258,234
Restaurant operating costs for the periods ended April 2, 2023	$3,045,822

Costs of Sales - food and paper:

Cost of sales - food and paper - for 2023 increased to 39.2% of restaurant sales from 34.8% of restaurant sales in 2022. As previously noted, Keegan’s was purchased on March 2, 2022, and only one month of results was included in 2022.  For all of our locations, we continued to see price inflation on input costs, including food costs, where ground beef costs are approximately 40% higher compared to the first quarter of 2022. The increase results from including Keegan’s and VBG, which operates at a higher food cost than BTND, PIE because of its coffee-focused menu, has significantly lower food and paper costs than BTND, Keegan’s and Village Bier Garten. However, the first quarter is seasonally the slowest quarter for PIE.

Labor Costs:

In 2023, labor and benefits cost increased to 39.6% of restaurant sales from 29.3% in 2022. The increase is the net result of lower BTND activity in 2023 and higher wages because of labor shortages in some of our markets, contributing to an unfavorable utilization of the fixed portion of labor costs. PIE and Keegan’s businesses run at higher labor costs than BTND. We benefit from minimal turnover in unit restaurant management. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Costs:

For 2023, occupancy and other costs increased to 18.0% of sales or $552,739 compared to $294,505, or 14.2% of restaurant sales in 2022, principally because of the impact on these costs of three leased restaurant locations added in 2022, all of which operate at a higher occupancy cost than our BTND locations where we own the majority of the real estate.

Depreciation and Amortization Costs:

For 2023, depreciation and amortization costs increased by $94,092 to $163,507 (5.3% of sales) from $69,415 (3.3% of sales) in 2022. Depreciation and amortization costs increased principally due to the purchase of three restaurants during 2022 for approximately $2.4 million and capital additions in the last two years, including major parking lot repairs and significant replacement of HVAC equipment at several locations. These capital additions offset the decrease in depreciation and amortization resulting from a significant amount of our equipment reaching a fully depreciated status.

General and Administrative Costs

General and administrative costs in 2023 increased 46.3%, or $134,853, to $425,915 (13.9% of sales) from $291,062 (14.0% of sales) in 2022. The dollar amount increase was principally the result of our acquiring three businesses during 2022 and the ongoing costs of operating as a public company, including administrative salaries and audit expenses.

Income (loss) from Operations:

The loss from operations was $250,758 in 2023 compared to an operating income of $88,921 in 2022. The change in income from operations in 2023 compared to 2022 was primarily due to the decline in BTND sales, seasonally slow sales at PIE and poor margins at Keegan’s offset by the $313,618 gain on the sale of West St. Paul property, together with other matters discussed in the “Net Revenues,” “General and Administrative Costs” and “Restaurant Operating Costs,” sections above.

Interest expense:

In 2023, our interest expense decreased by $2,738 to $25,533 (0.8% of restaurant sales) from $28,271 (1.4% of restaurant sales) in 2022. The decrease in the percentage of sales is due to the sales from the newly acquired businesses in 2022. The actual dollar value only decreased slightly.

Interest and Dividends:

Interest and dividend income was $89,048 in 2023, resulting from income earned on the Company’s available cash balance.

Net Income (loss):

The net loss was $141,786 in 2023, compared to net income of $42,650 in 2022. The change in 2023 from 2022 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation, and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Accordingly, restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation, and amortization. General and administrative expenses are excluded as they are generally unrelated to restaurant-specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are unrelated to ongoing operations’ health.

	13 Weeks ended,
	April 2, 2023	April 3, 2022
Revenues	$3,070,798	$2,073,195
Reconciliation:
Income (loss) from operations	(250,788)	88,921
Depreciation and amortization	163,507	69,415
General and administrative, corporate-level expenses	425,915	291,062
Restaurant-level EBITDA	$338,664	$449,398
Restaurant-level EBITDA margin	11.0%	21.7%

Liquidity and Capital Resources

For the 13 weeks ending April 2, 2023, the Company earned an after-tax loss of $41,786 due to lower than expected sales in the first quarter. At April 2, 2023, the Company had $5,494,401 in cash and a working capital of $6,213,033.

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

Summary of Cash Flows

Cash Flows Provided by Operating Activities

The first quarter cash flow used in operations in 2023 was $474,259 compared to cash flow from operations of $337,394 in the prior year.  The winter months have historically been seasonally the slowest part of the Company’s business, and the first quarter of 2023 was impacted by harsh winter weather.

Cash Flows provided by Investing Activities

In the first quarter, cash from investing activities was $5,103,974 which was primarily the result of payment at maturity of $5 million in Treasury Bills held at the end of 2022 and proceeds from the sale of the West St. Paul location. In 2022, the Company focused on identifying potential acquisition opportunities.

Cash Flows Used in Financing Activities

A significant portion of the Company’s cash flow is allocated to service the Company’s debt and purchase of Treasury shares.

Contractual Obligations

As of April 2, 2023, we had $2.6 million in contractual obligations relating principally to amounts due under mortgages on the real property on which stores are situated. Our monthly required payment is approximately $32,000.

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

As of April 2, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures under Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2023, our disclosure controls and procedures were not effective at a reasonable assurance as of the end of the period covered by this report because we lack the necessary corporate accounting resources to maintain adequate segregation of duties. We did not perform an effective risk assessment or monitor internal controls over financial reporting. Management is developing and implementing a series of accounting systems, procedure changes, and internal controls intended to provide adequate controls over financial reporting.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023.

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

BT BRANDS, INC.

Date: May 16, 2023	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

