Form 10-Q
period 2023-07-02
BT Brands, Inc.
filed 2023-08-16
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 2, 2023

or

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

At August 16, 2023, there were 6,246,118 shares of common stock outstanding.

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
•

the risks of acquiring an existing restaurant business, including identifying a suitable target, completing comprehensive due diligence, the impact on our financial condition of any debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors relevant to acquisitions;

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

We caution you that the factors referenced above may not contain all the important factors to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates regarding those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements may prove to be incorrect. This may occur due to inaccurate assumptions or due to known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission.

3

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	July 2, 2023	January 1, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,704,879	$2,150,578
Marketable securities	1,233,796	5,994,295
Receivables	35,412	76,948
Inventory	191,206	158,351
Prepaid expenses and other current assets	58,140	37,397
Assets held for sale	258,751	446,524
Total current assets	7,482,184	8,864,093

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,276,683	3,294,644
OPERATING LEASES RIGHT-OF-USE ASSETS	1,890,044	2,004,673
INVESTMENTS	1,224,837	1,369,186
DEFERRED INCOME TAXES	143,000	61,000
GOODWILL	671,220	671,220
INTANGIBLE ASSETS, NET	411,713	453,978
OTHER ASSETS, NET	50,052	50,903
Total assets
	$15,149,733	$16,769,697
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$639,226	$448,605
Broker margin loan	-	791,370
Current maturities of long-term debt	164,866	167,616
Current operating lease obligations	286,114	193,430
Accrued expenses	451,891	532,520
Total current liabilities	1,542,097	2,133,541

LONG-TERM DEBT, LESS CURRENT PORTION	2,374,705	2,658,477
NONCURRENT OPERATING LEASE OBLIGATIONS	1,628,754	1,825,057
Total liabilities	5,545,556	6,617,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
no shares outstanding at July 2, 2023 and January 1, 2023	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,246,118 issued and outstanding at July 2, 2023 and 6,396,118 issued
and outstanding at January 1, 2023, respectively	12,492	12,792
Less cost of 215,000 and 65,000 common shares held in Treasury
at July 2, 2023 and January 1, 2023, respectively	(356,807)	(106,882)
Additional paid-in capital	11,486,535	11,409,235
Accumulated deficit	(1,538,043)	(1,162,523)

Total shareholders' equity	9,604,177	10,152,622

Total liabilities and shareholders' equity	$15,149,733	$16,769,697

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	26 Weeks Ended	26 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2023
SALES	$7,070,763	$5,598,076	$3,999,965	$3,524,881

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,898,498	2,032,956	1,608,175	1,311,373
Labor costs	2,615,136	1,786,828	1,412,376	1,179,118
Occupancy costs	505,861	435,920	148,736	261,282
Other operating expenses	394,243	332,181	198,629	212,314
Depreciation and amortization expenses	356,027	178,701	192,520	109,286
General and administrative expenses	944,992	746,717	519,077	455,656
Gain on sale of assets	(313,688)	-	-	-
Total costs and expenses	7,401,069	5,513,303	4,079,513	3,529,029
Income (loss) from operations	(330,306)	84,773	(79,548)	(4,148)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(23,064)	(80,238)	(92,919)	(80,238)
INTEREST AND OTHER INCOME	90,810	9,473	1,761	9,473
INTEREST EXPENSE	(49,909)	(54,461)	(24,376)	(26,190)
EQUITY IN NET LOSS OF AFFILIATE	(145,050)	(14,172)	(90,651)	(14,172)
LOSS BEFORE TAXES	(457,520)	(54,625)	(285,734)	(115,275)
INCOME TAX BENEFIT	82,000	5,000	52,000	23,000
NET LOSS	$(375,520)	$(49,625)	$(233,734)	$(92,275)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,261,631	6,458,276	6,246,114	6,461,118

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

For the 26-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Stock-based compensation	-	-	77,300	-	-	77,300
Treasury stock purchase	(150,000)	(300)		-	(249,925)	(250,225)
Net loss	-	-	-	(375,520)	-	(375,520)
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177

Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$-	$10,628,353
Stock-based compensation	-	-	73,400	-	-	73,400
Shares issued in exercise of warrants	13,612	27	74,839	-	-	74,866
Net loss	-	-	-	(49,625)	-	(49,625)
Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$-	$10,726,994

For the 13-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, April 2, 2023	6,246,118	$12,492	$11,445,135	$(1,304,309)	$(356,807)	$9,796,511
Stock-based compensation	-	-	41,400	-	-	41,400
Net loss	-	-	-	(233,734)	-	(233,734)
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177

		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balances, April 3, 2022	6,461,118	$12,922	$11,324,035	$(557,588)	$-	$10,779,369
Stock-based compensation	-	-	39,900	-	-	39,900
Net loss	-	-	-	(92,275)	-	(92,275)
Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$-	$10,726,994

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	26 Weeks ended,
	July 2, 2023	July 3, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375,520)	$(49,625)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities-
Depreciation and amortization	356,027	178,701
Amortization of debt issuance premium included in interest expense	2,700	2,700
Deferred taxes	(82,000)	(67,490)
Stock-based compensation	77,300	73,400
Unrealized loss on marketable securities	23,064	80,238
Investment gains	(29,178)	-
Loss on equity method investment	145,050	14,172
Gain on sale of assets	(313,688)	-
Non-cash operating lease expense	10,309	-
Property tax liability settlement	(181,339)	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	41,536	36,183
Inventory	(32,855)	(33,833)
Prepaid expenses and other current assets	(20,743)	(26,274)
Accounts payable	166,879	206,284
Accrued expenses	100,710	284,700
Income taxes payable	-	(201,088)
Net cash provided (used) by operating activities	(111,747)	498,068

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	-	(1,150,000)
Acquisition of net assets of Pie In The Sky Coffee and Bakery	-	(1,159,600))
Investment in Bagger Dave's Burger Tavern, Inc.	-	(1,260,000)
Proceeds from sale of assets	496,000	-
Purchase of property and equipment	(265,747)	(159,491)
Investment in related company	-	(229,000)
Purchase of marketable securities	(1,091,736)	(607,988)
Proceeds from the sale of marketable securities	5,858,348	-
Other assets	-	(12,500)
Net cash provided by (used) in investing activities	4,996,865	(4,578,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	(791,370)	-
Principal payment on long-term debt	(289,222)	(84,035)
Proceeds from exercise of common stock warrants	-	74,866
Purchase of treasury shares	(250,225)	-
Net cash used in financing activities	(1,330,817)	(9,169)

CHANGE IN CASH and CASH EQUIVALENTS	3,554,301	(4,089,680)

CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	2,150,578	12,385,632
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,704,879	$8,295,952

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$47,209	$51,761
Cash paid for income taxes	$-	$209,088
Purchase of property and equipment included in accounts payable	$23,742	$-

See Notes to Consolidated Financial Statements

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

The accompanying Condensed Consolidated Balance Sheet, as of July 2, 2023, does not include all the disclosures required by GAAP. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 1, 2023, and the related notes thereto included in the Company’s Form 10-K for the fiscal year ended January 1, 2023.

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

We operate restaurants in the eastern two-thirds of the United States. As of July 2, 2023, including our 41.2% owned Bagger Dave’s business, we operated eighteen restaurants comprising the following:

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

Cash and Cash Equivalents

For purposes of reporting cash and cash flows, cash and cash equivalents includes money market funds and is net of outstanding checks and includes amounts on deposit at banks and deposits in transit and excludes transfers out in transit and includes brokerage account money market funds which are not insured deposits.

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

On July 2, 2023, the cost of marketable securities includes a bond fund at a cost of $416,570 and common stocks at a cost of $978,040 for a total cost of $1,394,610 prior to a mark-to-market reduction of $160,814. At January 1, 2023, the fair value of Level 1 investments included common stocks of $713,900 and a corporate bond exchange-traded fund (ETF) of $316,000, a total carrying value of $1,029,900, net of an unrealized mark-to-market loss of $86,422. These investments are reflected in the accompanying financial statements at July 2, 2023, at the level-one quoted market price in an active market of $1,233,796.

Investments

Noncurrent investments at July 2, 2023, include our net equity method investment of $920,837 in Bagger Dave’s and our $304,000 total investment in NGI Corporation. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. Upon repayment of the loan to NGI, $75,000 was attributed by us to the value of the equity received, which was reflected as additional interest income in 2020. The fair value determined in 2020 continues to be reflected as the value of the investment. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share. See also Note 8.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the information to be audited. For the thirteen weeks ended June 25, 2023, Bagger Dave’s had sales of $1,966,644 and a net loss of $230,844 and for the 26 weeks in 2023 Bagger Dave's sales were approximately $3,981,000 and the year to date loss was $352,000. For the 26-week period, our 41.2% equity share in the loss was approximately $145,050 and is included in the accompanying statement of operations.

Investments also includes 1,421,647 shares of Noble Roman's, Inc. with a cost and market value of approximately $300,000 representing approximately 6.4% ownership of Noble Roman's. During the third quarter the company was unsuccessful in its effect to have its CEO, Gary Copperud elected to the Noble Roman's board of directors.

Receivables

Receivables consist mainly of estimated rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from three to thirty years.

The Company reviews long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, estimates are made by the Company for future operating results of each restaurant. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Land, building and equipment, operating right of use assets and certain other assets, including definite-lived intangible assets, are reviewed regularly for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flow expected to be generated and is determined at the restaurant level. If an asset is determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value.

Impairment and Disposal of Long-Lived Assets

We closed the Burger Time store in West St. Paul in 2022 and the Richmond, Indiana, store in 2018. The West St. Paul location sale was completed in February of 2023 for a gain of $313,688. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value. In the second quarter of 2023, we completed the disposition of the St. Louis property in lieu of unpaid property taxes resulting in an elimination of approximately $180,000 of previously accrued property taxes which is reflected as a reduction of occupancy costs.

Income Taxes

We provide for income taxes under (Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 uses an asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. As of July 2, 2023, the Company estimates a current tax provision at the statutory rate of approximately 27.5%

The Company has no accrued interest or penalties relating to income tax obligations. The Company has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

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

Goodwill, Other Intangible Assets and Other Assets

Goodwill is not amortized. Goodwill is tested for impairment at least annually.  The cost of other intangible assets is amortized over the expected useful life. Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement related to our location in Ham Lake, Minnesota, which is amortized over an estimated useful life of 14 years.

NOTE 2 – INTANGIBLE ASSETS

At July 2, 2023, the value of Intangible Assets are as follows:

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$(41,110)	$56,890
Trademarks	15	393,000	(38,177)	354,823
		$491,000	$(79,287)	$411,713

Tradename assets are being amortized over 15 years at $26,000 in amortization expense per year. The total amortization of intangible assets, including the covenants not to compete, will approximate $58,900 in 2023 and  2024, $40,500 in 2025, $26,200 per year thereafter for the following six years and approximately $7,500 in 2037.

Total amortization expense for the 2023 13-week period was $14,718, and for the 26-week period ended July 2, 2023 was $42,265

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	July 2, 2023	January 1, 2023
Land	$435,239	$485,239
Equipment	3,842,834	3,893,274
Buildings and leasehold improvements	2,421,521	2,402,157

Total property and equipment	6,699,594	6,780,670
Accumulated depreciation	(3,164,160)	(3,039,500)
Less - property held for sale	(258,751)	(446,526)
Net property and equipment	$3,276,683	$3,294,644

Depreciation expense for the 13-week periods in 2023 and 2022 was $192,520 and $109,286, respectively; for the 26-week periods in 2023 and 2022 was $312,911 and $177,676, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	July 2, 2023	January 1, 2023
Accrued real estate taxes	$29,747	$202,436
Accrued bonus compensation	67,472	59,139
Accrued payroll and payroll taxes	199,674	156,245
Accrued sales taxes payable	125,921	70,270
Accrued vacation pay	17,663	17,663
Accrued gift card liability	11,414	25,965
Other accrued expenses	-	802
	$451,891	$532,520

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	July 2, 2023	January 1, 2023

Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. BT Brands, Inc. and a shareholder of the Company guarantee the notes.	$2,578,011	$2,864,484

Minnesota Small Business Emergency Loan dated April 29, 2020, payable in monthly installments of $458.33 beginning December 15, 2020, including principal and interest at 0%. This note is secured by the personal guarantee of a shareholder of the Company. Pursuant to the terms of the loan, $13,750 of the loan was forgiven on June 22, 2022	458	3,208
Total	2,578,469	2,867,692
Less - unamortized debt issuance costs	(38,899)	(41,599)
Current maturities	(164,866)	(167,616)
	$2,374,705	$2,658,477

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of July 2, 2023, there were 529,750 shares available for grant under the  Plan.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expense through the second quarter of 2023 was $77,300 and $73,400 through the second quarter of 2022, and $41,300 and $9,500, respectively, related to the Contingent Share Award described below.  Based on current estimates, we project that approximately $180,000 in stock-based compensation expense for current grants will be recognized over the next three years at approximately $60,000 per year.

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

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
• •	Volatility – Estimated volatility. Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	0	0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at July 2, 2023	220,250	$2.74	8.5	$0
Options exercisable at July 2, 2023	94,950	$3.18	8.5	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated fair value of the plan is $1.00 per share, and $250,000 of compensation expense will be recognized over the remaining 2.1 years available under the Plan and $41,300 of stock-based compensation was recognized for this Agreement for the 26-week period of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. Assumptions utilized in the model include a risk-free rate of 4.4% and volatility of 63%.

NOTE 7 – LEASES

With the acquisition of Keegan’s net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 4% of the remaining lease obligation of $539,919 is reflected as a liability in the accompanying financial statements.

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

Upon acquiring PIE assets, we leased approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of after 24 months of 5%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 5% of the remaining lease obligation of $951,227 is reflected as a liability in the accompanying financial statements.

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

With the acquisition of assets of Village Bier Garten, we entered into a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease does not provide an implicit interest rate; we used our estimated incremental borrowing rate of 4.5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value, discounted at 4.5% of the remaining lease obligation of $423,722, is reflected as a liability in the accompanying financial statements.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of July 2, 2023:

Total
Remainder 2023	$141,576
2024	289,076
2025	297,745
2026	306,674
2027	268,437
2028 and thereafter	1,039,438
Total future minimum lease payments	2,342,966
Less - interest	(428,098)
$1,914,868

The Company is a party to a month-to-month land lease agreement for one of its Burger Time locations. The net book value of the building on this land is approximately $18,500. The monthly lease payment is $1,800 plus the cost of property taxes.

The weighted average remaining lease term is approximately 5.6 years.

The Company also pays monthly rent, under month-to-month arrangements, for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

The total operating lease expense for the 26-week and 13-week period in 2023 was $223,589 and $97,887 respectively  Cash paid for leases during the 26-week period in 2023 totaled $141,426, and variable expenses for leased properties were approximately $28,500.

NOTE 8 - RELATED PARTY TRANSACTION

NGI Corporation

Our CEO and CFO also serve as Chairman and CFO, respectively, of NGI Corporation (NGI). BT Brands owns 330,418 common shares and holds warrants to purchase 358,000 common shares at $1.00, expiring March 31, 2028, and 34,697 warrants to purchase additional shares at $1.65  of NGI. We received 179,000 shares of common stock in NGI as consideration for modifying a note that was subsequently paid. The common stock and warrants received in the note modification transaction were recorded at a value determined by BT Brands of $75,000. The investment in NGI does not have a readily determinable market value. Therefore, it is carried at a cost determined by BT Brands.

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

Introduction

As of July 2, 2023, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Unconsolidated affiliate Bagger Dave’s Burger Tavern, Inc, 41.2% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

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

The average customer transaction price at our Burger Time restaurants increased by approximately 20% in fiscal 2023 compared to 2022 and currently is about $15.60. This recent increase is principally the result of menu price increases implemented in 2022. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

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

Food costs have increased over the last two years, and we expect to see some moderating inflationary pressure during the remainder of 2023. Beef and egg costs have trended down slightly in 2023. Given the competitive nature of the restaurant industry, it may be challenging to raise menu prices to cover cost increases fully. As a result, future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

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

Result of operations for the 13 weeks ending July 2, 2023, compared to the 13 weeks ending July 3, 2022.

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages may not reconcile because of rounding.

	13 weeks ended, July 2, 2023		13 weeks ended, July 3, 2022
	Amount	%	Amount	%
SALES	$3,999,965	100.0%	$3,524,881	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,608,175	40.2	1,311,373	37.2
Labor costs	1,412,376	35.3	1,179,118	33.5
Occupancy costs	148,736	3.7	261,282	7.4
Other operating expenses	198,629	5.0	212,314	6.0
Depreciation and amortization	192,520	4.8	109,286	3.1
General and administrative	519,077	13.0	455,656	12.9
Total costs and expenses	4,079,513	102.0	3,529,029	100.1
Income (loss) from operations	(79,548)	(2.0)	(4,148)	(0.1)
UNREALIZED GAIN ON MARKETABLE SECURITIES	(92,920)	(2.3)	(80,238)	(2.3)
INTEREST AND OTHER INCOME	1,761	0	9,473	.3
INTEREST EXPENSE	(24,376)	(0.6)	(26,190)	(.7)
EQUITY IN AFFILIATE LOSS	(90,651)	(2.3)	(14,172)	(.4)
INCOME TAX BENEFIT	52,000	1.3	23,000	.6
NET (LOSS)	$(233,734)	(5.8)%	$(92,275)	(2.6)%

Net Revenues:

Net sales for the second quarter of 2023 increased $475,084 or 13.5% to $3,999,965 from $3,524,881 in 2022. The sales increase resulted from acquiring three restaurants in 2022, contributing $2,025,000 in revenue during the quarter. Sales also reflect the closing of the West St Paul Burger Time location in the fourth quarter of 2022.

For BTND locations open at quarter-end, second-quarter restaurant sales ranged from a low of $113,000 to a high of $333,000. The average sales for each Burger Time unit open at quarter-end were approximately $225,000 in 2023, an increase of approximately 2.94% from $219,000 in 2022.

Restaurant Operating Costs:

During 2023, restaurant operating costs (which refer to all the costs associated with operating our restaurants but do not include general and administrative expenses and depreciation and amortization and the gain on the sale of property and equipment) increased to 84.2% in restaurant sales in 2023 from 84.1% in 2022. For all of our locations, we continued to see price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

The impact of cost increases and the addition of three non-BTND restaurants during the year may be detailed as follows:

Restaurant operating costs for the period ended July 3, 2022	$2,964,087
Increase in food and paper costs	296,802
Increase in labor costs	233,258
Decrease in occupancy and operating cost	(126,231)
Restaurant operating costs for the periods ended July 2, 2023	$3,367,916

Costs of Sales - food and paper:

Cost of sales - food and paper - for 2023 increased to 40.2% of restaurant sales from 37.2% of restaurant sales in 2022. For all of our locations, we continued to see price inflation on input costs, including food costs, where ground beef costs are approximately 40% higher compared to the second quarter of 2022. The increase also results from including Keegan’s, which operates at a higher food cost than our remaining stores. This overall increase is offset by results from PIE which, because of its coffee-focused menu, has significantly lower food and paper costs than BTND, Keegan’s and Village Bier Garten.

Labor Costs:

In 2023, labor and benefits cost increased to 35.3% of restaurant sales from 33.5% in 2022. The increase is the net result of higher BTND activity in 2023 and higher wages because of labor shortages in some of our markets, contributing to an unfavorable utilization of the fixed portion of labor costs. PIE and Keegan’s businesses run at higher labor costs than BTND. We benefit from minimal turnover in unit restaurant management. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

Occupancy and Other Operating Costs:

For 2023, occupancy and other costs decreased to 8.7% of sales or $347,365 compared to $473,596, or 13.4% of restaurant sales in 2022, principally because of a reversal in previously accrued property taxes related to a property in St. Louis, Missouri.  The property was deeded to the taxing authority in lieu of payment and any further liability. These costs were also impacted by three new leased restaurant locations added in 2022, which operate at a higher occupancy cost than our BTND locations, where we own most of the real estate.

Depreciation and Amortization Costs:

For 2023, depreciation and amortization costs increased by $83,234 to $192,520 (4.8% of sales) from $109,286 (3.1% of sales) in 2022. Depreciation and amortization costs increased principally due to the purchase of three restaurants during 2022 for approximately $2.4 million and capital additions in the last two years, including major parking lot repairs and significant replacement of HVAC equipment at several locations. These capital additions offset the decrease in depreciation and amortization resulting from a significant amount of our equipment reaching a fully depreciated status.

General and Administrative Costs

General and administrative costs in 2023 increased 0.1% of sales, or $63,421, to $519,077 (13.0%) from $455,656 (12.9% of sales) in 2022. The dollar amount increase was due to our acquiring three businesses during 2022 and the ongoing costs of operating as a public company, including administrative salaries and audit expenses.

Income (loss) from Operations:

The loss from operations was $79,548 in 2023 compared to a loss of $4,148 in 2022. The change in income from operations in 2023 compared to 2022 was primarily due to the decline in BTND sales and poor margins at Keegan’s, together with other matters discussed in the “Net Revenues,” “General and Administrative Costs,” and “Restaurant Operating Costs,” sections above.

Interest expense:

In 2023, our interest expense decreased by $1,814 to $24,376 (0.6% of restaurant sales) from $26,190 (1.4% of restaurant sales) in 2022. The decrease in the percentage of sales is due to the sales from the newly acquired businesses in 2022. The actual dollar value only decreased slightly.

Interest, Dividends and Other Income:

Interest and dividend income was $1,761 in 2023, resulting from income earned on the Company’s available cash balance.

Net Income (loss):

The net loss was $285,734 in 2023, compared to a net loss of $115,275 in 2022. The change in 2023 from 2022 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections.

Result of operations for the 26 weeks ending July 2, 2023, compared to the 26 weeks ending July 3, 2022.

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages may not add because of rounding.

	26 weeks ended, July 2, 2023		26 weeks ended, July 3, 2022
	Amount	%	Amount	%
SALES	$7,070,763	100.0%	$5,598,076	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,898,498	41.0	2,032,956	36.3
Labor costs	2,615,136	37.0	1,786,828	31.9
Occupancy costs	505,861	7.2	435,920	7.8
Other operating expenses	394,243	5.6	332,181	5.9
Depreciation and amortization	356,027	5.0	178,701	3.2
Gain on sale of assets held for sale	(313,688)	(4.4)	-	-
General and administrative	944,992	13.4	746,717	13.3
Total costs and expenses	7,401,069	104.7	5,513,303	98.5
Income (loss) from operations	(330,406)	(4.7)	84,773	1.5
UNREALIZED LOSS ON MARKETABLE SECURITIES	(23,064)	(.3)	(80,238)	(1.7)
INTEREST AND OTHER INCOME	90,809	1.3	9,473	.2
INTEREST EXPENSE	(49,909)	(.7)	(54,461)	(1.0)
EQUITY IN AFFILIATE LOSS	(145,050)	(2.1)	(14,172)	-
INCOME TAX (EXPENSE) BENEFIT	82,000	1.2	5,000	.1
NET (LOSS)	$(375,520)	(5.3)%	$(49,625)	(0.9)%

Net Revenues:

Net sales for 26-week period representing the first half of fiscal 2023 increased $1,472,687 or 26.3% to $7,070,763 from $5,598,076 in fiscal 2022. The increase in sales was principally the result of a favorable impact in the 26 weeks of three acquired restaurants which contributed for a partial period in 2022 and contributed a total of approximately $3.7 million in 2023 offset by a decline in sales at BTND of $164,000 excluding the West St. Paul location closed date in 2022.

Burger Time unit sales for the 26 weeks ranged from a low of approximately $207,000 to a high of approximately $587,000. Average sales for each Burger Time unit were approximately $398,000 in 2023, a decline from approximately $404,200 in the same 26-week period in 2022. The sales decline in the first half of 2023 resulted from a return to pre-covid customer purchasing patterns as competitive dining options returned to normal, labor challenges resulting in some contraction of hours, and poorer weather conditions relative to the year-earlier period.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2023 increased to 41.0% from 36.3% of restaurant sales in the same period in 2022. This increase resulted from increased food costs overall; for example, the price of eggs increased tremendously in 2023.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 90.7% in 2023 from 82.0% in fiscal 2022. This increase was due to the increase in sales activity from new locations and its impact, as further discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs:

For the first half of fiscal 2023, labor and benefits cost increased to 37.0% of restaurant sales from 31.9% in fiscal 2022. Shortages in staffing levels combined with higher hourly wage rates at all locations increased the overall labor percentage. The hiring markets have become more challenging in terms of filling open positions. Payroll costs are semi-variable, meaning they do not decrease proportionally to decreases in revenue. Thus, they increase as a percentage of restaurant sales when there is a decrease.

Occupancy and Other Operating Expenses:

For the first 26 weeks of fiscal 2023, occupancy and other expenses decreased to 12.8% of sales from 13.7% in 2022 principally because of a reversal in previously accused property taxes related to a property in St. Louis, Missouri. Many of these costs are fixed, and the percentage reflects lower maintenance costs offset by higher lease occupancy costs at our new locations

Depreciation and Amortization Expense:

Depreciation and amortization expenses in the first half of fiscal 2023 increased by $177,326 to $356,027 (5.0% of sales) from $178,701 (3.2% of sales) in the first half of fiscal 2022 and are the result of the purchase of three new restaurants and capital additions at several of our locations.

General and Administrative Costs:

General and administrative costs increased 26.6% or $198,275 to $944,992, from $746,717 (13.3% of sales) in the first half of fiscal 2022 due to acquiring these businesses during 2022 and the ongoing costs of operating as a public company.

Income from Operations:

Operating loss was $330,306 in the first half of fiscal 2023 compared to income of $84,773 in the first half of fiscal 2022. The change in income from operations in the first half of fiscal 2023 compared to fiscal 2022 was due primarily to the increase in general and administrative expenses, which included higher costs associated with the transition to a public company near the end of 2021, including the "Net Revenues" and "Restaurant Operating Costs" sections above.

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

We define restaurant-level EBITDA as operating income before pre-opening costs if any, general and administrative costs, depreciation, and amortization. General and administrative expenses are excluded as they are generally unrelated to restaurant-specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are unrelated to ongoing operations’ health.

	26 Weeks ended,
	July 2, 2023	July 3, 2022
Revenues	$7,070,763	$5,598,076
Reconciliation:
Income (loss) from operations	(330,306)	84,773
Depreciation and amortization	356,027	178,701
General and administrative, corporate-level expenses	944,992	746,717
Restaurant-level EBITDA	$970,713	$1,010,191
Restaurant-level EBITDA margin	13.7%	18.0%

Liquidity and Capital Resources

For the 26 weeks ending July 2, 2023, the Company earned an after-tax loss of $375,520 due to poorer-than-expected results at the Company’s two Florida locations and generally lower-than-expected sales in the second quarter combined with the equity in the loss of the unconsolidated Bagger Dave’s business of $145,050. At July 2, 2023, the Company had $5,704,879 in cash and cash equivalents and a working capital of $5,940,087.

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

Summary of Cash Flows

Cash Flows Provided (used) by Operating Activities

The 2023 26-week period resulted in cash flow used of $111,747 compared to cash flow from operations of $498,068 in the prior year.  The winter months have historically been seasonally the slowest part of the Company’s business, and the first quarter of 2023 was impacted by harsh winter weather.

Cash Flows Provided by Investing Activities

In the 26-week period, cash from investing activities was $4,996,865, primarily the result of proceeds at maturity of $5 million in Treasury Bills held at the end of 2022 and proceeds from the sale of the West St. Paul location in 2022. The Company continues to focus on identifying potential acquisition opportunities.

Cash Flows Used in Financing Activities

A significant portion of the Company’s cash flow is allocated to service the Company’s debt and purchase of Treasury shares.

Contractual Obligations

As of July 2, 2023, we had approximately $2.6 million in contractual obligations relating to amounts due under mortgages on the real property on which stores are situated. Our monthly required payment is approximately $32,000 and $2,343,000 of future lease payments requiring a total minimum monthly payment of approximately $25,000.

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

As of July 2, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures under Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2023, our disclosure controls and procedures were not effective at a reasonable assurance as of the end of the period covered by this report because we lack the necessary corporate accounting resources to maintain adequate segregation of duties. We did not perform an effective risk assessment or monitor internal controls over financial reporting. Management is developing and implementing a series of accounting systems, procedure changes, and internal controls intended to provide adequate controls over financial reporting.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023.

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

BT BRANDS, INC.

Date: August 16, 2023	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

