Form 10-Q
period 2023-10-01
BT Brands, Inc.
filed 2023-11-15
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2023
or
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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     ☒ No

At November 11, 2023, there were 6,246,118 shares of common stock outstanding.

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

While we believe the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove accurate. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements in this quarterly report. Such factors may include, without limitation, the risks and uncertainties relating to (i) the adverse impact of current and future economic conditions, including inflation; (ii) our ability to attract and retain food service employees; (iii) an increase in food, beverage and supply costs; (iv) increases in wages and benefit costs; and (v) regulatory developments (vi) related to public health, which include risks and uncertainties related to COVID in its various forms, the impact of governmental regulations that have been and may in the future be, imposed in response to the pandemic which potentially could have an impact on discretionary consumer spending and (vii) the other risks and uncertainties discussed and described in our 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 18, 2023. Many of these risks and uncertainties are beyond our ability to control or predict; in many cases, the risks and uncertainties could cause actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We expressly disclaim any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law.

2

PART I — FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 1, 2023	January 1, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,546,874	$2,150,578
Marketable securities	1,366,973	5,994,295
Receivables	55,200	76,948
Inventory	192,991	158,351
Prepaid expenses and other current assets	37,445	37,397
Assets held for sale	258,751	446,524
Total current assets	7,458,234	8,864,093

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,238,310	3,294,644
OPERATING LEASES RIGHT-OF-USE ASSETS	1,834,408	2,004,673
INVESTMENTS	1,115,615	1,369,186
DEFERRED INCOME TAXES	143,000	61,000
GOODWILL	671,220	671,220
INTANGIBLE ASSETS, NET	400,766	453,978
OTHER ASSETS, NET	49,627	50,903
Total assets
	$14,911,180	$16,769,697
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$431,187	$448,605
Broker margin loan	-	791,370
Current maturities of long-term debt	164,866	167,616
Current operating lease obligations	215,326	193,430
Accrued expenses	476,035	532,520
Total current liabilities	1,287,414	2,133,541

LONG-TERM DEBT, LESS CURRENT PORTION	2,332,014	2,658,477
NONCURRENT LEASE OBLIGATIONS	1,650,361	1,825,057
Total liabilities	5,269,789	6,617,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
no shares outstanding at October 1, 2023 and January 1, 2023	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,246,118 issued and outstanding at October 1, 2023, and 6,396,118 issued
and outstanding at January 1, 2023	12,492	12,792
Less cost of 215,000 and 65,000 common shares held in Treasury
at October 1, 2023 and January 1, 2023, respectively	(356,807)	(106,882)
Additional paid-in capital	11,527,235	11,409,235
Accumulated deficit	(1,541,529)	(1,162,523)

Total shareholders' equity	9,641,391	10,152,622

Total liabilities and shareholders' equity	$14,911,180	$16,769,697

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended	39 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
SALES	$11,078,419	$9,621,996	$4,007,656	$4,023,920

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,348,294	3,637,814	1,449,796	1,604,858
Labor costs	4,124,857	3,122,867	1,509,721	1,336,039
Occupancy costs	845,863	803,792	340,002	367,872
Other operating expenses	603,964	577,035	209,721	248,383
Depreciation and amortization expenses	470,801	351,084	114,774	168,855
General and administrative expenses	1,288,019	1,035,639	343,027	288,921
Gain on sale of assets	(313,688)	-	-	-
Total costs and expenses	11,368,110	9,528,231	3,967,041	4,014,928
Income (loss) from operations	(289,691)	93,765	40,615	8,992

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	33,184	(155,220)	56,248	(74,982)
INTEREST AND OTHER INCOME	123,630	55,836	32,821	46,364
INTEREST EXPENSE	(73,857)	(88,099)	(23,948)	(33,638)
EQUITY IN NET LOSS OF AFFILIATE	(254,272)	(135,813)	(109,222)	(121,641)
LOSS BEFORE TAXES	(461,006)	(229,531)	(3,486)	(174,905)
INCOME TAX BENEFIT	82,000	5,000	-	-
NET LOSS	$(379,006)	$(224,531)	$(3,486)	$(174,906)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.06)	$(0.03)	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,257,652	6,459,223	6,246,118	6,461,118

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	39 Weeks ended,
	October 1, 2023	October 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(379,006)	$(224,531)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities-
Depreciation and amortization of franchise cost	417,590	306,584
Amortization of intangible assets	53,212	44,500
Amortization of debt issuance premium included in interest expense	4,050	4,050
Deferred taxes	(82,000)	(67,490)
Stock-based compensation	118,000	102,300
Unrealized (gain) loss on marketable securities	(33,184)	155,220
Loan forgiveness	-	(13,750)
Investment gains	(51,603)	-
Loss on equity method investment	253,571	135,813
Gain on sale of assets	(313,688)	-
Non-cash operating lease expense	17,465	-
Property tax liability settlement	(181,339)	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	21,748	14,648
Inventory	(34,640)	(15,755)
Prepaid expenses and other current assets	(48)	(23,189)
Accounts payable	(9,714)	62,512
Accrued expenses	124,854	204,680
Income taxes payable	-	(201,088)
Net cash provided by (used in) operating activities	(74,732)	484,504

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	-	(1,150,000)
Acquisition of net assets of Pie In The Sky Coffee and Bakery	-	(1,159,600)
Acquisition of net assets of Village Beer Garden		(690,000)
Investment in Bagger Dave's Burger Tavern, Inc.	-	(1,260,000)
Proceeds from sale of assets	496,000	-
Purchase of property and equipment	(362,223)	(349,739)
Investment in related company	-	(229,000)
Purchase of marketable securities	(928,739)	(808,619)
Proceeds from the sale of marketable securities	5,640,848	-
Other assets	-	(6,602)
Net cash provided by (used in) investing activities	4,845,886	(5,653,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	(791,370)
Principal payment on long-term debt	(333,263)	(125,738)
Proceeds from exercise of common stock warrants	-	74,866
Purchase of treasury shares	(250,225)	-
Net cash used in financing activities	(1,374,858)	(50,872)

CHANGE IN CASH AND CASH EQUIVALENTS	3,396,296	(5,219,928)

CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	2,150,578	12,385,632
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,546,874	$7,165,704

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$69,807	$84,049
Cash paid for income taxes	$-	$209,088
Purchase of property and equipment included in accounts payable	$7,704	$-

See Notes to Consolidated Condensed Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the 39-week periods-		Common Stock	Additional Paid-in	Accumulated	Treaury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Stock-based compensation	-	-	118,000	-	-	118,000
Treasury stock purchase	(150,000)	(300)		-	(249,925)	(250,225)
Net loss	-	-	-	(379,006)	-	(379,006)
Balances, October 1, 2023	6,246,118	$12,492	$11,527,235	$(1,541,529)	$(356,807)	$9,641,391

		Common Stock	Additional Paid-in	Accumulated	Treaury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$-	$10,628,353
Stock-based compensation	-	-	102,300	-	-	102,300
Shares issued in exercise of warrants	13,612	27	74,839	-	-	74,866
Net loss	-	-	-	(224,531)	-	(224,531)
Balances, October 2, 2022	6,461,118	$12,922	$11,392,835	$(824,769)	$-	$10,580,988

For the 13-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177
Stock-based compensation	-	-	40,700	-	-	40,700
Net loss	-	-	-	(3,486)	-	(3,486)
Balances, October 1, 2023	6,246,118	$12,492	$11,527,235	$(1,541,529)	$(356,807)	$9,641,391

		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balances, July 3, 2022	6,461,118	$12,922	$11,363,935	$(649,863)	$-	$10,726,994
Stock-based compensation	-	-	28,900	-	-	28,900
Net loss	-	-	-	(174,906)	-	(174,906)
Balances, October 2, 2022	6,461,118	$12,922	$11,392,835	$(824,769)	$-	$10,580,988

See Notes to Consolidated Condensed Financial Statements

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

The accompanying Condensed Consolidated Balance Sheet as of October 1, 2023, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of January 1, 2023, and the related notes included in our Form 10-K for the fiscal year ending January 1, 2023.

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

We operate restaurants in the eastern two-thirds of the United States. As of October 1, 2023, including our 41.2% owned Bagger Dave’s business, we operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise located in the North Central region of the United States, collectively (“BTND”);
•	Bagger Dave’s Burger Tavern, Inc., a 41.2% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”).

Our Dairy Queen store is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as required by the franchise agreement. Effective October 17, 2023, we agreed with International Dairy Queen to sell the business, which has a current book value at October 1, 2023, of $440,384, including remaining goodwill, to an approved buyer.  Under the terms of the agreement with International Dairy Queen, we will continue to operate under the agreement for six months, during which time we plan to sell the business.

Business

As of October 1, 2023, BT Brands owned and operated thirteen restaurants, including eight Burger Time restaurants in the North Central region of the United States, a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota, collectively ("BTND"). We own and operate Keegan's Seafood Grille ("Keegan's"), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery ("PIE"), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers a proscribed menu of burgers, chicken, sides, ice cream, proprietary desserts, novelty items, and various beverages. Keegan's has operated in Indian Rocks Beach, Florida, for more than thirty-five years and offers a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. VBG is a full-service restaurant and bar featuring a German-themed menu, specialty imported European beers, and regular entertainment. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled "Keegan's Hot Sauce," and other souvenir items, which account for an insignificant portion of our income.

On June 2, 2022, BT Brands purchased 11,095,085 common shares, or 41.2%, of Bagger Dave's Burger Tavern, Inc. ("Bagger Dave's"). We acquired the shares from the founder of Bagger Dave’s for $1,390,000, or approximately $.114 per share. Following the investment, two representatives of BT Brands were appointed to comprise Bagger Dave's Board of Directors. Bagger Dave's specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave's opened in January 2008 in Berkley, Michigan. There are six Bagger Dave's restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Our Dairy Queen location is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as the franchise agreement requires. Following the end of the quarter, we entered into an agreement to terminate the franchise agreement with International Dairy Queen. We plan to sell the Dairy Queen business.

Fiscal Year Periods

BT Brand's fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2023 is 52 weeks ending December 31, 2023, and fiscal 2022 was a 52-weeks ending January 1, 2023. References in this report to periods refer to the 39-week periods in the respective fiscal periods

Cash and Cash Equivalents

Cash includes United States Treasury Bills with original maturities at the time of purchase of 90 days or less. Our bank deposits often exceed the amount insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money market funds above the insured amount. We do not believe there is a significant risk related to cash.

Investments

As of October 1, 2023, noncurrent investments include our net equity method investment of $811,615 in Bagger Dave’s and our $304,000 total investment in NGI Corporation. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. Upon repayment of the loan to NGI, we attributed $75,000 to the value of the equity received, which was reflected as additional interest income in 2020. The fair value determined in 2020 continues to be reflected as the value of the investment. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the information to be audited. For the 39 weeks ending October 1, 2023, Bagger Dave’s had sales of $5,009,164 and a net loss of $617,164. For the 39 weeks, our 41.2% equity share in the loss was approximately $254,272 and is included in the accompanying statement of operations.

See Note 8 for information regarding our related party investment.

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

On October 1, 2023, the cost of marketable securities includes a bond fund at a cost of $ 574,836  and common stocks at a cost of $792,137 for a total cost of $1,366,973 prior to a mark-to-market reduction of $110,205. At January 1, 2023, the fair value of Level 1 investments included common stocks of $713,900 and a corporate bond exchange-traded fund (ETF) of $316,000, a total carrying value of $1,029,900, net of an unrealized mark-to-market loss of $86,422. These investments are reflected in the accompanying financial statements at October 1, 2023, at the level-one quoted market price in an active market of $1,366,973.

The carrying values of cash, receivables, accounts payable, and other financial working capital items approximate fair value due to the short maturity nature of these instruments.

Receivables

Receivables consist of estimated rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from three to thirty years.

We review long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, we estimate the future operating results of each restaurant. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Goodwill and other Intangible Assets and Other Assets

Goodwill is not amortized.  Goodwill is tested for impairment at least annually. The cost of other intangible assets is amortized over the expected useful life. Other assets includes the allocated fair value of the acquired Dairy Queen franchise agreement which is being amortized over 14 years.

 Asset Held for Sale

We closed the Burger Time store in West St. Paul in 2022 and the Richmond, Indiana, store in 2018. The West St. Paul location sale was completed in February of 2023 for a gain of $313,688. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value. In the second quarter of 2023, we completed the disposition of the St. Louis property in lieu of unpaid property taxes, eliminating approximately $180,000 of previously accrued property taxes, which was reflected as a reduction of occupancy costs during the second quarter of this fiscal year.

Income Taxes

The Company follows Accounting Standards Codification (ASC) 740, Accounting for Income Taxes. ASC 740 using the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

As of October 1, 2023, we used a net combined federal and state rate of approximately 27.5% in estimating our current tax benefit.

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

 NOTE 2 – INTANGIBLE ASSETS

At October 1, 2023, the value of acquired assets, Intangible Assets being amortized are the following

	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$(50,100)	$47,900
Trademarks	15	393,000	(40,134)	352,866
		$491,000	$(90,234)	$400,766

Tradename assets are being amortized over 15 years at $26,000 annually. The total amortization of intangible assets, including covenants not to compete, will approximate $58,900 in 2023 and 2024, $40,500 in 2025, $26,200 per year thereafter following six years and $7,500 in 2037.

Total amortization expense for the 13 weeks was $12,221, and for the 39 weeks ending October 1, 2023, was $54,486.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	October 1, 2023	January 1, 2023
Land	$435,239	$485,239
Equipment	3,875,840	3,893,274
Buildings and leasehold improvements	2,453,547	2,402,157

Total property and equipment	6,764,626	6,780,670
Accumulated depreciation	(3,267,565)	3,741,170
Less - property held for sale	(258,751)	(446,526)
Net property and equipment	$3,238,310	$3,294,644

Depreciation expense for the 39-week periods in 2023 and 2022 was $416,315 and $306,584, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	October 1, 2023	January 1, 2023
Accrued real estate taxes	$33,487	$202,436
Accrued bonus compensation	59,139	59,139
Accrued payroll	190,747	143,481
Accrued payroll taxes	12,926	12,764
Accrued sales taxes payable	99,330	70,270
Accrued vacation pay	17,663	17,663
Accrued gift card liability	19,705	25,965
Other accrued expenses	43,038	802
	$476,035	$532,520

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	October 1, 2023	January 1, 2023

Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc. and a shareholder of the Company.	$2,533,971	$2,864,484

Minnesota Small Business Emergency Loan dated April 29, 2020, payable in monthly installments of $458 beginning December 15, 2020, including principal and interest at 0%. This note is secured by the personal guarantee of a shareholder of the Company. Under the terms of the loan, $13,750 of the loan was forgiven on June 22, 2022.	458	3,208
Total	2,534,429	2,867,692
Less - unamortized debt issuance costs	(37,549)	(41,599)
Current maturities	(164,866)	(167,616)
	$2,332,014	$2,658,477

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of October 1, 2023, there were 429,750 shares available for grant under the  Plan.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses through the third quarter of 2023 were $118,000, and $102,300 through the third quarter of 2022, including approximately $77,000 for the Contingent Share Award described below. Based on current estimates, we project that approximately $372,000 in stock-based compensation expense for current grants will be recognized over the next five years at approximately $200,000 in 2024, $95,000 in 2025, $35,000 in 2026, $28,000 in 2027 and $14,000 in 2028.

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

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
• •	Volatility – Estimated volatility. Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	100,000	2.50	6.7
Exercised	0	0
Canceled, forfeited, or expired	(750)	0
Options outstanding at October 1, 2023	319,500	$2.74	8.8	$0
Options exercisable at October 1, 2023	106,802	$3.18	8.3	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated fair value of the plan is $1.00 per share, and $250,000 of compensation expense will be recognized over the remaining 2.1 years available under the Plan. $77,000 of stock-based compensation was recognized for this Agreement for the 39 weeks of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. Assumptions utilized in the model include a risk-free rate of 4.4% and volatility of 63%.

NOTE 7 – LEASES

Concurrent with the closing of the acquisition of Keegan's net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan's lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 4% of the remaining lease obligation of $558,571 is reflected as a liability in the accompanying financial statements as of October 1, 2023.

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

Concurrent with the acquisition of PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 5% of the remaining lease obligation of $933,235 is reflected as a liability in the accompanying financial statements as of October 1, 2023.

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

Concurrent with the acquisition of Village Bier Garten assets, we entered into a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease does not provide an implicit interest rate; we used our estimated incremental borrowing rate of 5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax.

The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value discounted at 5% of the remaining lease obligation of $452,871 is reflected as a liability in the accompanying financial statements as of October 1, 2023.

The weighted average remaining lease term is approximately 5.0 years.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of October 1, 2023:

Total
Remainder 2023	$70,788
2024	289,076
2025	297,745
2026	306,674
2027	268,437
2028 and thereafter	1,039,438
Total future minimum lease payments	2,272,158
Less - interest	(406,471)
$1,865,687

The Company is a party to a month-to-month land lease agreement for one of its Burger Time locations. The net book value of the building on this land is approximately $18,500. The monthly lease payment is $1,600 plus the cost of property taxes. The total operating lease expense for the 39-week and 13-week period in 2023 was $81,000 and $26,333, respectively, and cash paid for leases during the 39 weeks in 2023 totaled $76,000  and variable expenses for lease properties were approximately $26,000.

The weighted average remaining lease term is approximately 5.3 years.

The Company also pays a monthly rent under month-to-month arrangements for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, "BT Brands" or the "Company") should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended January 2, 2023.

Introduction

As of October 1, 2023, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants and one Dairy Queen franchise (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Unconsolidated affiliate Bagger Dave’s Burger Tavern, Inc., 41.2% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

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

The average customer transaction at our Burger Time restaurants increased by approximately 20% in fiscal 2023 compared to 2022 and currently is approximately $15.60. This recent increase is principally the result of menu price increases implemented in 2022. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable Recent Events

Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During 2022, we acquired three operating restaurants and a 41.2% ownership interest in BD, an operator of six casual restaurants. We expect to consider new acquisition opportunities in the future.

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

Results of Operations for the Thirteen Weeks Ended October 1, 2023, and the Thirteen Weeks Ended October 2, 2022

The following table sets forth our Condensed Statements of Operations and percentages of total revenues for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, October 1, 2023		13 weeks ended, October 2, 2022
	Amount	%	Amount	%
SALES	$4,007,656	100.0%	$4,023,920	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,449,796	36.2	1,604,858	39.9
Labor costs	1,509,721	37.7	1,336,039	33.2
Occupancy costs	340,002	8.5	367,872	9.1
Other operating expenses	209,721	5.2	248,383	6.2
Depreciation and amortization	114,774	2.9	168,855	4.2
General and administrative	343,027	8.6	288,922	7.2
Total costs and expenses	3,967,041	99.1	4,014,929	99.8
Income from operations	40,615	1.0	8,991	0.2
INTEREST EXPENSE	(23,948)	(.6)	(33,638)	(0.8)
OTHER	89,069	2.2	(28,618)	(0.7)
EQUITY IN LOSS FROM AFFILIATE	(109,222)	(2.7)	(121,641)	(3.0)
NET INCOME (LOSS)	$(3,486)	(.1)%	$(174,906)	(4.3)%

Net Revenues:

Net sales for the third fiscal quarter of 2023 decreased $16,264 to $4,007,656 from $4,023,920 in fiscal 2022. Reflecting the closing of the West St. Paul location at the end of 2022. Including West St. Paul in the prior year, sales at the Burger Time locations declined approximately 4.6% as customer purchasing patterns continued a return to pre-pandemic levels. Staffing challenges adversely impacted Burger Time, which resulted in limited hours and daily store closures during the quarter.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $140,000 to a high of approximately $337,000. The average sales for each Burger Time unit were approximately $228,000 in 2023, approximately $20,000 above the same period in 2022.

Our various restaurants all experience unique seasonal sales patterns.  The third quarter, which includes the summer months, is particularly strong at PIE; for the quarter, PIE had sales of $1,292,740, an increase of 2.9% from the same quarter a year ago, particularly at PIE where eggs, butter and pork were all at lower costs than one year ago.

Costs of Sales - food and paper:

Cost of sales - food and paper for the fiscal 2023 period decreased as a percentage of sales declined to 36.2% of restaurant sales from 39.9% of restaurant sales in the third quarter of fiscal 2022. This decrease was the net result of moderating inflationary pressures where several key inputs declined in price from a year ago.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales decreased to 88.6% of sales in the third fiscal quarter of 2023 from 88.4% in the similar period of fiscal 2022. This decrease was the result of declining and stabilizing commodity costs, particularly at PIE and the matters discussed in the "Cost of Sales, - food and paper," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs

For the third quarter of fiscal 2023, labor and benefits cost increased as a percentage of sales to 37.7% of restaurant sales from 33.2% in fiscal 2022. The increase in the percentage cost resulted from tighter labor markets, resulting in higher hourly wage costs offset by leveraging existing staffing and higher labor costs associated with the PIE acquisition. Payroll costs are semi-variable, meaning they do not decrease proportionally to decreases in revenue.

Occupancy and Other Operating Expenses

For the third fiscal quarter of 2023, occupancy and other expenses decreased to 8.5% of sales from 9.1% in 2022; the impact of the closure of the West St. Paul at the end of 2022 was offset by rent and utility cost increases.

Depreciation and Amortization Expense:

For the third fiscal quarter of 2023, depreciation and amortization expense decreased to $114,774 (2.9% of sales) from $168,855 (4.2% of sales) in the third quarter of fiscal 2022. The decrease results from reduced depreciation and amortization associated with our recent acquisitions.

General and Administrative Costs

General and administrative costs increased by $54,105 in the third fiscal quarter of 2023 from $288,922 to $343,027; the increase is associated with expenses related to the Company's transition to a public company in November 2021, including the costs related to long-term management agreements, incentive stock options and legal and accounting relating to our status as a public company and approximately $100,000 in legal expenses for a proxy solicitation contest related to one of the Company’s investments. For these reasons, third-quarter general and administrative expenses were 8.6% of sales, an increase from 7.2% in the earlier year.

Income from Operations

The income from operations for the third quarter of fiscal 2023 was $40,615 compared to an income from operations of $8,991 in the same period in 2022. The percentage of income from operations as a percentage of sales improved by 1.0% from .2%, reflecting an improved profit margin due to moderating inflation, higher general and administrative expenses and the matters discussed in the "Net Revenues" and "Restaurant Operating Costs" sections above.

Restaurant-level EBITDA

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP. The Company uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute or superior to operating income calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

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

	13 weeks ended,
	October 1, 2023	October 2, 2022
Revenues	$4,007,656	$4,023,920
Reconciliation:
Income from operations	40,615	8,991
Depreciation and amortization	114,774	168,855
General and administrative, corporate-level expenses	343,027	288,922
Restaurant-level EBITDA	$498,416	$466,768
Restaurant-level EBITDA margin	12.4%	11.6%

Our Results of Operations for the Thirty-nine Weeks Ended October 1, 2023, and the Thirty-nine Weeks Ended October 2, 2022

The following table sets forth our Condensed Statements of Income and percentages of total revenues for the 39-week fiscal periods. The percentages below may not reconcile because of rounding.

	39 weeks ended, October 1, 2023		39 weeks ended, October 2, 2022
	Amount	%	Amount	%
SALES	$11,078,419	100.0%	$9,621,996	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,348,294	39.3	3,637,814	37.8
Labor costs	4,124,857	37.2	3,122,867	32.5
Occupancy costs	845,863	7.6	803,792	8.4
Other operating expenses	603,964	5.5	577,035	6.0
Depreciation and amortization	470,801	4.2	351,084	3.6
Gain on sale of assets	(313,688)	(2.8)	-	-
General and administrative	1,288,019	11.6	1,035,639	10.8
Total costs and expenses	11,368,110	102.6	9,528,231	99.1
Income from operations	(289,691)	(2.6)	93,765	1.0
INTEREST EXPENSE	(73,857)	(0.7)	(88,099)	(0.9)
OTHER	156,814	1.4	(99,384)	1.0
EQUITY IN LOSS FROM AFFILIATE	(254,272)	(2.3)	(135,813)	(1.4)
INCOME TAX BENEFIT	82,000	.7	5,000	-
NET INCOME (LOSS)	$(379,006)	(3.5)%	$(224,531)	(2.3)%

Net Revenues:

Net sales for the 39 weeks of fiscal 2023 increased $1,456,423 or 15.1% to $11,078,419 from $9,621,996 in fiscal 2022. The increase in sales was principally the result of a favorable impact in the 39 weeks of acquired restaurants, which contributed approximately $1.9 million in incremental sales in 2023, offsetting a 4.5% decline in BTND revenue.

Burger Time unit sales for the 39 weeks ranged from a low of approximately $347,000 to a high of approximately $925,000. Average sales for each Burger Time unit were approximately $625,000 in 2023, a decline from approximately $626,000 in the same 39-week period in 2022. The sales decline in the first half of 2023 resulted from a return to pre-COVID customer purchasing patterns as competitive dining options returned to normal, labor challenges resulting in some contraction of hours, and poorer weather conditions relative to the year-earlier period.

Costs of Sales - food and paper:

Cost of sales - food and paper for the 2023 period increased as a percentage of sales to 39.3% from 37.8% of restaurant sales in the same period in 2022. This increase resulted from inflation early in the year, especially for Keegan's fresh seafood and the cost of meat which resulted in higher costs at Burger Time.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 89.6% in 2023 from 84.6% in fiscal 2022. This increase was due to the rise in both hourly wages and commodity food costs, as further discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs:

For the 39-week period of fiscal 2023, labor and benefits costs increased to 37.2% of restaurant sales from 32.5% in fiscal 2022. Significantly higher hourly wage rates at all locations increased the overall labor percentage. The hiring markets have become more challenging in terms of filling open positions. Payroll costs are semi-variable, meaning they do not decrease proportionally to decreases in revenue. Thus, they increase as a percentage of restaurant sales when there is a decrease.

Occupancy and Other Operating Expenses:

For the first 39 weeks of fiscal 2023, occupancy and other expenses fell to 7.6% of sales from 8.4% in 2022, principally as a result of reversing previously accrued property taxes.  Aside from the real state tax matter, many of these costs are fixed, and the percentage reflects lower maintenance costs offset by higher lease occupancy costs at our new locations.

Depreciation and Amortization Expense:

Depreciation and amortization expenses in the third quarter of fiscal 2023 increased by $119,717 to $470,801 (4.2% of sales) from $351,084 (3.6% of sales) in 2022 and are the result of the purchase of three new restaurants and capital improvements, including significant parking lot repairs, at several of our locations.

General and Administrative Costs:

General and administrative costs during the first three quarters of fiscal 2023 increased $252,380 to $1,2,88,019 from $1,035,639 (10.8% of sales) during the fiscal 2022 period. The increase results from approximately $100,000 in legal and other costs associated with the Noble Roman’s Inc. proxy solicitation effort and other expenses generally associated with public reporting, stock-based compensation costs, and the expenses associated with long-term management employment agreements.

Income from Operations:

Operating loss was $289,691 in the 39 weeks of fiscal 2023 compared to a profit of $93,765 in the same period in fiscal 2022. The change in income from operations in 2023 compared to 2022 was due primarily to the increase in general and administrative expenses, which included higher costs associated with public company expenses, including the reasons described in the "Net Revenues" and "Restaurant Operating Costs" sections above.

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

	39 weeks ended,
	October 1, 2023	October 2, 2022
Revenues	$11,078,419	$9,621,996
Reconciliation:
Income (loss) from operations	(289,691)	93,765
Depreciation and amortization	470,801	351,084
General and administrative, corporate-level expenses	1,288,019	1,035,639
Restaurant-level EBITDA	$1,469,129	$1,480,488
Restaurant-level EBITDA margin	13.3%	15.4%

Liquidity and Capital Resources

In its peak period, the public response to COVID-19 positively impacted our sales and liquidity. More recently, as customer activities have returned to normal patterns, our Burger Time business has experienced a decline from the peak level at the height of COVID restrictions. On October 1, 2023, we had $6.9 million in cash and cash equivalents and marketable securities and net working capital of $6.2 million, a decrease of $.6 million from January 1, 2023.

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

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 39 weeks ending October 1, 2023, was a negative $74,732. The cash flow from operations was impacted negatively by the ongoing costs related to our public company expenses, including stock-based compensation programs and costs associated with contested proxy solicitation for our Noble Roman investment. We expect operating cash flow in future periods to be significantly affected by our recent acquisitions.

Cash Flows Used in Investing Activities

During fiscal 2023, we have continued to seek acquisitions in the food service and related industries, purchasing two operating restaurants and purchasing a 41.2% interest in a publicly traded casual dining business.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of October 1, 2023, we had $4.4 million in contractual obligations relating to amounts due under mortgages on the real property where our stores are situated, including $1.9 million in capitalized lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $47,000.

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

As of October 1, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company's Form 10-K for the fiscal year ended January 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

The Company disclosed a material weakness for lack of segregation of duties and not performing an adequate risk assessment on monitoring of internal controls over financial reporting in its Form 10-K for the fiscal year ended January 1, 2023. While we are addressing these deficiencies, there has been no significant change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. As a result of recent restaurant acquisitions, we are integrating our controls and procedures into the acquired businesses. Other than the recent acquisitions, during the period covered by this report, there were no changes in the Company's internal controls over financial reporting, which materially affected or are reasonably expected to impact our internal financial reporting controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 9, 2022, the independent members of the Board of Directors and the Compensation Committee of the board of Directors approved a grant of 250,000 shares of common stock to each of Gary Copperud and Kenneth Brimmer, the Company's chief executive officer and chief financial officer, respectively, if, so long as the Company's publicly traded warrants are outstanding, the Company's common stock trades at $8.50 per share for 20 consecutive trading days. Final approval of the awards is contingent upon shareholder approval of an increase in the number of shares available for grant under the 2019 Incentive Plan, which is expected to be proposed at the next annual shareholders’ meeting. The award of the shares is tied directly to the price at which the common stock purchase warrants issued in the Company's initial public offering completed in November 2021 are redeemable by the Company. The warrants initially are exercisable at $5.50 per share (subject to adjustment under certain circumstances). The Company expects that if and when the warrants become redeemable, holders will exercise their warrants, and the Company will receive additional capital to fund acquisitions and growth. On July 5, 2023, the Company granted a seven-year option to purchase 100,000 shares of its common stock at $2.50 per share to a consultant.  These options granted to the consultant vest monthly over a 60-month period so long as the consulting relationship continues.

Other than as set forth above, since the date on which the Company filed its Annual Report on Form 10-K and through the date of this quarterly report, we did not sell any securities.

Use of Proceeds

Since the closing of the Company's initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan's Seafood Grille ($1,150,000) and Pie in the Sky Bakery and Coffee Shop ($1,160,000) and (ii) a 41.2% of the outstanding shares of common stock of Bagger Dave's ($1,390,000) and (iii) the Village Bier Garten, all as more fully described under Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2023.

32.1*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS.	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH.	Inline XBRL Taxonomy Extension Schema Document.
101.CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB.	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: November 15, 2023	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

