Form 10-K
period 2023-12-31
BT Brands, Inc.
filed 2024-04-01
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $5,949,784.

At March 15, 2024, there were 6,246,118 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

                Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2023 was the 52 weeks ending on December 31, 2023, and fiscal 2022 was the 52 weeks ending January 1, 2023. All references to years in this Annual Report on Form 10-K (“Annual Report”) refer to the fiscal years described above.

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
•

all risks of acquiring a business, including identifying a suitable target, completing due diligence, the impact of any debt we may incur, the ability to integrate the target’s operations with our operations, our ability to retain management and key employees, among other factors relevant to acquisitions;

•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	our inability to maintain an adequate level of cash flow or access to capital to grow;
•	changes in management, loss of key personnel, and difficulty hiring and retaining skilled personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions, adverse weather, and other unforeseen conditions;
•	inadequately protecting our intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed under “Business” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

These risks and other factors are described elsewhere in this Annual Report, and in other filings, we make with the Securities and Exchange Commission (SEC). Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview of Our Company

BT Brands owns and operates various restaurants in the eastern two-thirds of the United States. As of March 1, 2024, including our partially-owned Bagger Dave’s business, we operated seventeen restaurants comprising the following:

•

Seven Burger Time fast-food restaurants and one Dairy Queen franchise located in the North Central region of the United States, collectively (“BTND”), a Sioux Falls, South Dakota location was closed in February 2024;

•	Bagger Dave’s Burger Tavern, Inc., a partially owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BDVB”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”). Our Dairy

Our Dairy Queen store is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as required by the franchise agreement. Effective October 17, 2023, we agreed with International Dairy Queen to sell the business, which has a current book value at December 31, 2023 of approximately $438,500, including remaining goodwill, to an approved buyer. Under the terms of the agreement with International Dairy Queen, we will continue to operate the location during the six-month period we plan to sell the business. However, we may retain ownership of the physical assets, including the land and building.

Our objective is to build value for our shareholders in the food service industry. Our principal strategy is acquiring multi-unit restaurant concepts and individual properties at attractive earnings multiples. In fiscal 2023, we continued to evaluate business opportunities, having deployed a portion of our November 2021 public offering in 2022, acquiring three operating restaurant properties. We operate the acquired businesses with a shared central management organization. Additional elements of our growth strategy encompass increasing sales and efforts to boost brand awareness.

Our Corporate History

The Company was incorporated in Delaware as Hartmax of NY, Inc. in January 2016. In 2020, we changed our corporate domicile from Delaware to Wyoming.

The Burger Time brand originated in August 1987 with the first restaurant in Fargo, North Dakota. Additional Burger Time restaurants opened in Minnesota, North Dakota, and South Dakota in the following years.

On November 12, 2021, we completed an initial public offering of 2,400,000 units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an initial exercise price of $5.50 per share (the “IPO”). The net proceeds from the IPO were approximately $10.7 million, excluding any proceeds from the exercise of warrants and after deducting underwriting discounts and commissions and payment of estimated offering expenses of approximately $1.3 million.

Following our IPO, we have pursued the acquisition of restaurant properties in diverse locations across the United States. Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants.

Our Restaurants

Burger Time

Burger Time restaurants feature a variety of burgers and other quick-serve foods. Our juicy, flame-broiled burgers, called “Bigger Burgers,” are made with approximately 25% more meat and are larger in diameter than our competitors' typical quarter-pound burger offerings. Our burger patties are produced to our specifications by our supplier. We prepare each burger to a customer’s order and serve it hot and fresh. Other entrees include chicken sandwiches, pulled pork sandwiches, and chicken tenders. We offer an array of traditional and signature sides, many of which have evolved into regional favorites. We also offer other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at competitive prices. Our limited menu is designed to deliver quality across all products, combining a high taste profile and speedy delivery. Our Burger Time brand appeals to a broad spectrum of consumers. We cater to consumers who appreciate the size and variety of our burgers and the value of our Bigger Burger, combined with the speed and efficiency provided by our single and double drive-thru windows. Subject to seasonal and local conditions, our restaurants are generally open seven days a week from 10 a.m. until 9 or 10 p.m., depending on the time of year. We offer online ordering through our website with curbside delivery. Burger Time serves the drive-thru and take-out segment of the restaurant industry.

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

Our seven Burger Time restaurants are in Minnesota, North Dakota, and South Dakota. We own the real estate on which our Burger Time restaurants are situated. In 2023, we leased the property for a Sioux Falls, South Dakota location, which we closed in February 2024.

Our Burger Time units are free-standing facilities with single or double “drive-thru” and walk-up service windows. The menu, store layout and equipment are designed to work together to offer exceptional food with fast service times. This integrated design allows for maximum food output with minimal labor.

Each restaurant typically employs eight to sixteen employees, including a manager and an assistant manager. Work shifts are staggered to ensure superior customer service during our busiest times. We focus on customer service and seek to staff our stores with friendly, customer-focused personnel. Our managers and assistant managers are full-time employees. We support our managers by offering competitive wages, including incentive bonuses for performance. Our experienced managers train new assistant managers in all facets of a restaurant’s operations. Our manager training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs. All managers and assistant managers must obtain the required food safety (HACCP) certification applicable to their location.

Each restaurant has a point-of-sale system monitored by management. These systems allow managers to monitor sales, labor, customer counts and other pertinent information. The general manager of each restaurant reports directly to a Director of Operations, who in turn reports to our Chief Operating Officer, who oversees all aspects of restaurant operations, including restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. Our restaurants are managed using weekly operating budgets, comparing their actual results to planned results.

We purchase most of our food, paper, packaging, and related supplies for our Burger Time restaurants from Sysco Corporation, the nation’s largest distributor of food products. Sysco distributes these supplies to our restaurants on a frequent and routine basis.

As of March 1, 2024, our Burger Time restaurants employed 86 individuals, including 24 full-time and 62 part-time employees. Our full-time employees are salaried managers and assistant managers; the remaining restaurant staff are hourly employees.

Dairy Queen Franchise

In October 2015, we acquired a 99% ownership interest in a Dairy Queen (“DQ”) franchise in Ham Lake, Minnesota. The franchise’s remaining 1% ownership interest is owned by the General Manager, with specific DQ qualifications and whose ownership is required under the operating agreement with the franchisor. We are party to a franchise agreement with DQ that, among other things, restricts our menu offerings to the established DQ menu and limits our flexibility. We are prohibited from selling non-DQ-approved items at this franchise location and may not market this restaurant as a part of Burger Time. Our Dairy Queen store is operated under a franchise agreement with International Dairy Queen (“IDQ”). We pay royalty and advertising payments to the franchisor as required by the franchise agreement. Effective October 17, 2023, we agreed with IDQ to sell and exit the business, which has a book value at December 31, 2023, of approximately $438,500. The agreement with IDQ requires a sale of the business to a buyer approved by the franchisor. As further agreed, we continue to operate the location while seeking a buyer for the business.

We currently have no plans to enter into additional franchise agreements. However, we will consider franchise opportunities should we become aware of an attractive opportunity.

Keegan’s Seafood Grille

On March 2, 2022, we acquired substantially all the assets of Keegan’s Seafood Grille, Inc. (“Keegan’s”), an operating restaurant located in Indian Rocks Beach, Florida, for $1,150,000. Keegan’s Seafood Grille has operated in the same location for over 35 years, serving the Clearwater, Florida market. We acquired the “Keegan’s Seafood Grille” tradename and website and plan to continue to operate as Keegan’s Seafood Grille.

Keegan’s is a family-friendly casual restaurant located directly across the street from the beach. The establishment’s award-winning dishes are made in-house using the freshest local ingredients. Keegan’s motto is “Eat Fresh and Eat Wild.” Keegan’s is known for daily fish specials, innovative seafood dishes, and excellent service. Keegan’s also offers a selection of beer and wine. The restaurant features indoor and outdoor dining options, is open daily for lunch and dinner, and offers take-out and curbside pickup options.

As of March 1, 2024, Keegan’s employed 36 persons, including 12 full-time and 24 part-time employees. Our employees include a full-time salaried manager and a salaried kitchen manager; the remaining restaurant staff are hourly employees.

Pie In The Sky Coffee and Bakery

On May 11, 2022, we acquired the assets of Pie In The Sky Coffee and Bakery (“PIE”), a coffee shop and bakery restaurant located near the Steamship Authority ferry terminal in Woods Hole, Massachusetts. We acquired the assets for an aggregate purchase price of $1,150,000. We acquired the “Pie In The Sky” tradename and the piecoffee.com web address as part of the purchase.

PIE has served the local community and ferry travelers to Martha’s Vineyard for nearly forty years. PIE serves a variety of breakfast and lunch sandwiches prepared on store-baked bread; pastries, soups and salads are all freshly made on-site. In addition, we offer patrons freshly roasted coffee beverages, smoothies, and brand merchandise. The store is open seven days a week, year-round, except Christmas.

As of March 1, 2024, PIE employed 34 persons, including eight full-time and 32 part-time employees. Our full-time employees include three full-time salaried managers and assistant managers and a varying number of staff, all of whom are hourly employees.

Village Bier Garten

On August 4, 2022, we acquired substantially all of the assets, including trade names and social media accounts of Von Stephan Village Bier Garten. We have rebranded the business as Village (“VBG”), a German-themed, family-friendly casual restaurant and bar concept in Cocoa, Florida. VBG features authentic German food and imported German beers combined with regular entertainment, creating an entertaining atmosphere and delivering a memorable guest experience. The restaurant offers indoor seating and access to an outdoor shared seating area where patrons eat and enjoy live entertainment most evenings.

As of March 1, 2024, VBG employed 29 persons, including seven full-time and 22 part-time employees. Our employees include two salaried managers, two hourly assistant managers, and hourly restaurant staff.

Bagger Dave’s Burger Tavern

In June 2022, we acquired common stock of Bagger Dave’s Burger Tavern, Inc. (“BDVB”), initially representing 41.2% ownership. In 2024, it was reduced to 39.6% as a result of a sale of newly issued shares by BDVB.  BDVB is a publicly traded company that owns and operates six Bagger Dave’s restaurants. Bagger Dave’s is a casual restaurant and bar concept providing an inviting, entertaining atmosphere specializing in burgers, tavern-style pizzas, hand-cut fries, local craft beers, milkshakes, salads, and other items. BDVB opened its first location in Berkley, Michigan, in January 2008 and currently operates four restaurants in Michigan, one in Ft. Wayne, Indiana, and one in Centerville, Ohio. BDVB has 152 employees, 22 salaried managers and 40 full-time and 130 part-time employees.

Marketing and Advertising

 Our marketing and advertising expenditures are principally allocated to social media, with limited advertisements in newspapers and radio. In addition, we have employed product discount coupons, live remote broadcasts, customer contests, and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. Our Burger Time restaurants offer an online ordering capability and curbside delivery program through the BTND website, and we expect to implement online ordering at all of our businesses. We emphasize direct database marketing supplemented by social media tools to promote our brand and local stores. However, our marketing-related expenditures have historically comprised less than 1% of our net revenues. Generally, restaurant sales are derived from drive-by traffic and dedicated return visits from loyal customers. However, as we expand our restaurant base, our marketing and advertising expenditures may need to increase.

We expect to develop more sophisticated marketing programs, including an expanded social media presence, to build consumer brand awareness of our restaurants.

Growth Strategy

We are seeking to increase value for our shareholders in the food service industry. Our strategy is to acquire restaurant concepts and individual properties at attractive earnings multiples. Other key elements of our growth strategy encompass increasing same-store sales and introducing a campaign to boost brand awareness.

As we develop and extend our business into new food concepts and geographic areas, we expect to pursue strategies that will leverage our multiple brands, capacity, and reach, which may include:

•	creating dual concept locations, allowing for two or more of our brands to share physical assets;
•	offering third-party (e.g., Uber Eats) and local delivery services;
•	entering into licensing agreements allowing the third-party sale of our products and
•	employing direct database marketing, including social media, to drive business.

As a public company, we may be presented with other opportunities, including, for example, a reverse merger candidate in the restaurant industry, whereby a significantly larger private restaurant chain avails itself of our public company status by merging with our business. We will evaluate these opportunities if and when they are presented.

Growth Through Acquisitions

We intend to continue to make acquisitions that provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses frequently become available for acquisition. We may purchase either individual restaurant properties or multi-unit businesses at prices expected to provide attractive returns on our investment. In addition, we may acquire operating assets where a franchise program is the focus of the acquired food service business. We intend to evaluate acquisition opportunities to ensure the accretive and efficient integration of additional restaurant concepts. Successful execution of our strategy will allow us to continue to diversify our operations both into other dining concepts and geographic locations.

In evaluating opportunities, we consider the following characteristics, among others, relevant to each opportunity:

•	the value proposition when comparing the purchase price to the potential return on our investment;
•	established, recognized brands within a geographic footprint;
•	a historical record of consistent and growing cash flow;
•	record of operating performance;
•	sustainable operating results;
•	geographic diversification, and
•	growth potential.

We operate acquired businesses with a shared central management organization. Following acquisition, we may pursue a plan to expand the number of locations and increase comparable store sales and profits, as described below. By leveraging our management services platform, we expect to achieve post-acquisition cost benefits by reducing the acquired business's corporate overhead. If we acquire restaurant chains or individual units near each other, concentration could provide economic synergies with respect to management functions, marketing, advertising, supply chain assistance, staff training, and operational oversight.

Increase Sales

We intend to deploy a multi-faceted sales growth strategy to optimize restaurant performance. One of the metrics we use to measure an increase in sales is same-store sales growth, which reflects the change in year-over-year sales for the comparable store base.  We will apply techniques proven in the restaurant industry to increase same-store sales at all our restaurants. We also may develop new approaches that reflect our corporate character and restaurant composition. We expect to utilize customer feedback and analyze sales data to introduce, test, and hone existing and new menu items. In addition, we will investigate using public relations and experiential marketing to engage customers. Our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

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

Trademarks and Service Marks

We operate under several trade names and have acquired a variety of trade and service marks. We have registered “It’s Burger Time” with the United States Patent and Trademark Office. Our trademarks and service marks, whether or not formally registered, are valuable to us and essential to our marketing efforts. We may develop additional marks in the future. Our policy is to pursue registration of our marks when appropriate and to oppose infringement vigorously.

Competition

We own restaurants in the industry's quick service, fast casual, and casual dining categories. The competitive environment in each category is intense in terms of price, service, location, and food quality. We face significant competition from a wide variety of restaurants on a national, regional, and local level. Dining choices continue to expand with the increasing popularity of food delivery services. The restaurant industry is affected by, among other things, changes in consumer tastes, dietary trends, local and national economic conditions, demographics, traffic patterns, consumer spending, population trends, and local traffic patterns. The restaurant industry has few barriers to entry, and new competitors may emerge at any time.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our BTND revenue is typically lower in the first and fourth quarters because of winter weather. PIE is highly seasonal, with a significant portion of its business occurring during summer. Our Florida locations reach peak revenue during the winter travel season.

Regulation and Compliance

Our operations are subject to a wide range of federal, state, and local government regulations, including those relating to, among others, public health and safety, zoning and fire codes, labor, and franchising. Our failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our restaurants. We operate each restaurant with standards and procedures that comply with applicable laws, codes, and regulations. To date, we have not experienced and do not anticipate any problems in obtaining required licenses, permits, or approvals; however, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or permissions in the future could delay or prevent the opening of a location and adversely impact the viability of a restaurant.

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

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. Most of our hourly staff, except for BDVB’s Michigan tip-compensated employees, are paid above the applicable federal or state minimum wage. Accordingly, increases in the minimum wage likely will not have a significant impact on labor costs. We also may be subject to various laws and regulations related to any future franchise operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment.

States, counties, and cities have enacted menu labeling laws requiring restaurant operators to disclose certain nutritional information to consumers or have enacted legislation restricting the use of certain ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one area to another. These requirements may be different or inconsistent with requirements that we are subject to under the Patient Protection and Affordable Care Act of 2010 (“ACA”), as amended, which establishes federal requirements applicable to chain restaurants with 20 or more locations to post nutritional information on their menus. In addition, the ACA mandates that restaurant businesses with more than 50 full-time employees offer health benefits to full-time employees and their dependents or face possible penalties. The ACA imposes significant reporting requirements on restaurant businesses, including certifying whether they offer minimum essential coverage to full-time employees. The failure to comply with ACA is significant, and new regulations, increasing coverage requirements and costs could have a material adverse effect on our business.

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

Environmental Matters

We are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including regulating discharges into the air and water, storing and disposing of waste, and cleaning contaminated soil and groundwater. Under various federal, state, and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in, or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances. We have not conducted a comprehensive environmental review of our properties or operations. As a result, no assurance can be given that we have identified potential environmental liabilities at our properties or that such liabilities will not adversely affect our financial condition.

Employees

As of March 1, 2024, our corporate office had three employees. In addition, each of our restaurants has a General Manager, an assistant manager or supervisor, and a varying number of restaurant staff, all hourly employees. Including wholly owned subsidiaries of the Company, as of March 1, 2024, we had approximately 188 employees, including 54 full-time and 134 part-time employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

From time to time, we purchase publicly traded marketable securities. Historically, these securities comprised investments in exchange-listed common stocks with published prices per share readily available.

Investments

Our investments include our net investment of $729,325 in Bagger Dave’s as determined under the “Equity Method” of accounting. Our $304,000 total investment in Next Gen Ice, Inc. (“NGI”) includes equity in the form of 179,000 common shares received in 2020 as consideration for extending the maturity of a note receivable repaid in August 2020. Under terms of the Note modification, we obtained 179,000 shares of common stock in NGI from the founders of NGI. We also received warrants expiring March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000  to the value of the equity received. This amount was reflected as interest income in 2020. The 2020 fair value continues to be reflected as the value of this investment. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at the cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65 per share. Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is also a member of the board of directors of NGI and serves as its Chief Financial Officer. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands which the Company believes is reasonable relative to recent sales of stock by NGI.

Item 1A. Risk Factors.

Risks Related to a Health Emergency

Future health emergencies may adversely impact our business.

The recent pandemic and government responses significantly impacted the economy. Although our business did not experience significant adverse effects from the initial spread of COVID, its variants or another virus could negatively affect our business. Possible outcomes include declines in customer traffic at our restaurants, our inability to staff our restaurants fully and, in more severe cases, may cause a temporary closure, our inability to obtain supplies, and increased commodity costs, possibly for prolonged periods of time. Most of our restaurants remained operational during the height of the COVID-19 epidemic.

The extent to which health emergencies may impact our business, markets, supply chain, customers and workforce will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of a health emergency and the actions to contain it or to otherwise limit its impact, a rapidly spreading virus could contribute to the perceived health risk and may affect our business.

If any or all of the foregoing events were to occur, our business, liquidity, financial condition, and results of operations could be materially adversely impacted.

Risks Related to Our Growth Strategy

Acquiring or opening new restaurants is subject to risks and challenges.

We will face challenges as we acquire or open new restaurants; many of these challenges pose risks that are beyond our control, including, but not limited to, our ability to acquire locations at a favorable cost, the expense and other factors involved in remodeling or updating locations, hiring managerial personnel and our lack of familiarity with local regulations. Any one of these challenges, as well as others we may have yet to identify, could result in significant unanticipated costs being incurred by us. If we cannot open new restaurants, or if restaurant openings are significantly delayed or costlier than we anticipate, our revenue growth and earnings could be adversely impacted, and our business negatively affected.

As discussed throughout this Annual Report, difficulties of integration include coordinating and consolidating geographically separated systems and facilities, integrating the management and personnel of the acquired brands, maintaining employee morale and retaining key employees, implementing our management information systems and financial accounting and reporting systems, establishing and maintaining effective internal control over financial reporting, and implementing operational procedures and disciplines to control costs and increase profitability. In addition, we must have the liquidity to nurture our acquisitions financially. Given the numerous factors involved, we may not be able to identify and secure attractive restaurant acquisitions successfully, and following an acquisition, we may not be able to successfully operate the acquired business, which could have a material adverse effect on our business, financial condition, and results of operations.

If we acquire additional restaurant businesses, the integration and operation of acquisitions may place significant demands on our management, adversely affecting our ability to manage our existing restaurants. In addition, we may be required to obtain additional financing to fund future acquisitions, and there can be no assurance that we can acquire additional financing on acceptable terms or at all. There are numerous factors involved in identifying, evaluating, and securing restaurant acquisition, including:

•	evaluating traffic patterns and infrastructure that will drive customer traffic and sales;
•	competition in new markets, including competition for restaurant sites;
•	obtaining licenses or permits for development projects on a timely basis;
•	the proximity of potential restaurant sites to existing restaurants;
•	anticipated infrastructure development near the potential restaurant site and
•	availability of acceptable acquisition or lease terms and arrangements.

Acquisition of existing restaurants is risky and could negatively impact our financial results.

We expect to continue expanding our business by acquiring existing restaurant businesses. Any such business may be in geographic regions in which we have not operated and may offer food concepts significantly different from our existing business. Our strategy to pursue expansion through the acquisition of existing restaurant businesses is subject to risks and uncertainties, including all the risks of our current operations as outlined in this Annual Report and other factors, including:

•

the investigation of the business of the target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs, and if we decide not to or cannot complete a specific acquisition, the costs incurred likely would not be recoverable;

•	a target business may be a privately held company with very information available;
•	the business that we acquire may be financially unstable;
•	we may not be able to retain the management or other key personnel of the business that we acquire;
•	our corporate culture could differ from the corporate culture of the business that we acquire, making the integration of the acquired target business difficult;
•	our ability to assess the management of a target business may be limited;
•	we may experience impairment of acquired tangible and intangible assets and goodwill;
the target business may have unknown liabilities;

•	we may incur debt to complete an acquisition, and debt could have a variety of adverse effects, including:
	o	foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
	o	immediate payment of all principal and accrued interest if the debt security is payable on demand;
	o	such debt may include covenants that prohibit us from paying dividends on our common stock;
o

using a substantial portion of our cash flow to pay principal and interest on our debt, reducing funds available for dividends on our common stock, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

	o	limitations on our flexibility in planning for changes in our business and the industry;
	o	increased vulnerability to adverse changes in general economic and competitive conditions and adverse changes in government regulation;
	o	such debt may include covenants that limit our ability to borrow additional amounts:
	o	other disadvantages compared to competitors with lower leverage.

These factors, among the many other risks and uncertainties typically associated with acquisitions of existing businesses, could negatively impact our Company, which would have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether completed or not, involves risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition, as the acquired restaurants are integrated into our operations;
•	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;
•	potential unknown liabilities;
•	difficulties of integration and failure to realize anticipated synergies; and
•	disruption of our ongoing business, including the diversion of management’s attention.

Future acquisitions may be through a cash purchase transaction, the issuance of our equity securities, or a combination of both, which could result in potentially dilutive issuances of our equity securities. Alternatively, we may incur debt and assume contingent liabilities, which could harm our business and financial condition.

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

Our growth strategy requires substantial additional capital to execute, which may not be available.

Our growth depends principally on acquiring new restaurants and operating those restaurants on a profitable basis. The cost of acquiring a business will be based on several factors, including the number of restaurants comprising the group and their profitability, and we may not have the resources to fund desirable acquisitions. If we require additional capital to continue our growth plans, we may seek to raise capital through equity or debt financing. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any future debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, making it more difficult for us to obtain additional capital and pursue business opportunities, including making further attractive acquisitions or opening new restaurants. Moreover, if we issue debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we cannot obtain adequate financing on satisfactory terms, our ability to support our business growth and respond to business challenges could be significantly limited.

Rising interest rates could negatively impact our performance and acquisition plans.

Rising interest rates could significantly increase our borrowing costs or make it difficult or impossible for us to obtain financing in the future. An increased cost of borrowing would make it more expensive for us to borrow funds to acquire new businesses and negatively impact our results of operations. If we cannot obtain financing in the future, our growth could be affected.

Our growth strategy may divert management’s attention from operating our existing restaurants.

As we execute our growth strategy, management will be focused on the numerous complex and time-consuming activities required to acquire or open new restaurants and to integrate and operate an existing restaurant group. These activities may divert management’s attention from our existing restaurants, and our existing restaurants may suffer. The time management allocated to implementing our growth strategies may interfere with its ability to manage our existing restaurants, which could negatively impact our revenues at existing restaurants and harm our business, financial condition, and results of operations.

We may enter into additional long-term, non-cancelable leases.

In connection with the restaurants we acquired over the last two years, we have entered into long-term, non-cancelable leases for the space in which such restaurants operate. Further, future acquisitions may be subject to long-term, non-cancelable leases. Under non-cancelable leases, we may be required to pay all or a portion of the real estate taxes, insurance, common area maintenance charges and other operating costs associated with the property. In addition, non-cancelable leases may provide for contingent rental payments based on sales thresholds. If acquired restaurants are subject to long-term non-cancelable leases or we enter into such leases when we acquire a restaurant and such restaurants are not profitable, and we decide to close one or more of them, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent and other expenses that we agreed to pay for the balance of the lease term. In addition, as leases for our restaurants expire, we may need to negotiate renewals, which could cause us to pay increased occupancy costs or close restaurants in desirable locations. These payments and costs, as well as the failure to negotiate new leases for restaurants, could have a material adverse effect on our business, financial condition, and results of operations.

Difficulties managing our growth could adversely affect operations.

If we experience rapid and substantial growth, it will strain our administrative infrastructure and our managerial and financial resources. To manage the significant growth of our operations, we will be required to:

•	implement new, operational, financial and management controls, reporting systems and procedures;
•	install enhanced management information systems; and
•	hire, train, motivate, manage, and retain our employees.

We may not be able to install adequate management information and control systems efficiently and timely. Our current or planned personnel, systems, procedures, and controls may need to be revised to support our future operations. Our business could be seriously harmed if we cannot manage growth effectively.

Risks Related to the Nature of Our Business and Operating in the Restaurant Industry

Our inability to compete effectively may affect sales and restaurant-level profit margins, adversely affecting our results of operations.

The restaurant industry is intensely competitive, with many well-established companies competing directly and indirectly with us. We compete with national, regional, locally owned, quick-service, casual, and full-service restaurants. Many of our competitors have significantly greater financial, marketing, personnel, and other resources than we do. Many of our competitors are well-established in markets where we have existing restaurants or may acquire new ones. In addition, many of our competitors have greater name recognition nationally. Failure to successfully compete with the restaurants in our markets could result in declining customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Success in the restaurant industry is based on various factors, including changes in consumer tastes, nutritional and dietary trends, consumer spending, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant. Our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with improvements in meal preparation and delivery alternatives. Additionally, there is increased competition from limited-service and fast-casual restaurants that are aggressively pursuing delivery and “to-go” programs. Meal kit delivery companies and other eat-at-home options also compete with traditional restaurants. In addition, our competitors in the past have offered and promoted price discounts on specific menu offerings, and they may continue to do so in the future. If we cannot continue to compete effectively, our traffic, sales and restaurant-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.

Our inability to raise menu prices could result in a decline in profitability.

We seek to increase menu prices to help offset costs, including the increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities, and other essential operating costs resulting from general inflation. If consumers do not accept our selection and amount of menu price increases and reduce guest traffic or are insufficient to counter increased costs, our financial results could be negatively affected.

Our Dairy Queen franchise business must comply with the Dairy Queen franchise agreement.

We own a Dairy Queen (“DQ”) franchise in Ham Lake, Minnesota. We are contractually bound to abide by the franchise agreement with DQ, including certain financial obligations, monthly royalty payments, and marketing fees comprising a significant percentage of our DQ gross sales. Failure to abide by the terms of the franchise agreement or take actions prohibited by the franchise agreement could result in the franchisor terminating the franchise agreement. If this franchise were terminated, our operating results could be adversely affected.

Public attitudes regarding diet and health could result in new regulations influencing consumers.

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and shifts in consumer eating habits that may impact our business, financial condition, or results of operations. These changes have resulted in and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings.

We may be unable to effectively respond to changes in consumer health perceptions, successfully implement the nutrient content disclosure requirements, and adapt our menu offerings to eating habits. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially affect our business, financial condition, results of operations, and position within the restaurant industry.

Unfavorable publicity could reduce sales at our restaurants.

We may face negative publicity, including comments on social media, relating to aspects of our business, including, among others, food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, the integrity of our suppliers’ food processing and other policies, practices and procedures, employee relationships or other matters at one or more of our restaurants. Negative publicity generated against our restaurants may adversely affect us, regardless of whether the allegations are valid or if we are held responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect our other restaurants. A similar risk exists concerning food service businesses that are unrelated to us if customers mistakenly associate such businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be exerted in favor of our operations. These risks are amplified because of the prevalence of social media. Adverse social media comments and negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

Food safety concerns could harm our business by reducing demand and increasing costs.

The occurrence or reports of food-borne illnesses and food safety issues have occurred in the food industry in the past and could occur in the future. Any report or publicity linking us to food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand, reputation, revenues, and profits. In addition, food-borne illness, food tampering, or food contamination at our competitors' restaurants could result in negative publicity about the food service industry and adversely impact our sales.

Furthermore, our reliance on external food suppliers and distributors increases the risk that factors outside our control could cause food-borne illness incidents and that multiple locations would be affected rather than a single restaurant. We cannot ensure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled or contaminated.  Food-borne illnesses could result in temporary restaurant closings. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject our suppliers or us to a food advisory, recall or withdrawal under the Food Safety Modernization Act.

Risks Related to Inflation, Labor and Supply Chain

Increased commodity, energy and other costs could decrease our restaurant-level profit margins.

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, public health issues, inflation, shortages, or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to raise prices or limit our menu options. These events and other general economic and demographic conditions could impact our pricing and negatively affect our sales and restaurant-level profit margins. We do not enter into forward pricing arrangements with our suppliers, making us more susceptible to changes in commodity prices.

Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, whether due to inflation, shortages, interruptions in supply, or otherwise. Our profitability is also affected by insurance, labor, marketing, taxes, and real estate costs, which could increase due to inflation, changes in laws, competition, or other events beyond our control. Our ability to respond and react to such increases and other more general economic and demographic conditions will depend on various factors, including the responses of our competitors and customers. Competition and other factors may constrain our ability to respond to increasing costs by raising menu prices. All these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

Shortages or interruptions in the supply or delivery of fresh food products could adversely affect our operating results.

We depend on frequent deliveries of fresh food products that meet our specifications. Shortages or interruptions in the supply of fresh food products caused by problems in production or distribution, inclement weather, unanticipated demand, or other conditions could adversely affect the availability, quality, and cost of ingredients, adversely affecting our operating results.

We rely on certain suppliers and distributors for all our supplies.

In fiscal 2023, we purchased approximately 60% of our food, paper, packaging and related supplies from Sysco Corporation, the nation’s largest distributor of food products. In addition, we purchase our beverages, other than coffee, tea, or milk, from PepsiCo and its affiliated bottlers for Burger Time. These entities are also responsible for delivering these products to us. Our reliance on these vendors exclusively to provide us with our entire inventory at reasonable prices presents certain risks. We do not control the businesses of our vendors, and our efforts to specify and monitor the standards under which they perform may not be successful. If our current vendors are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition, and results of operations.

We rely on the services of our Chief Executive Officer and Chief Operating Officer to operate our business.

We rely on Gary Copperud, our Chief Executive Officer, and Kenneth Brimmer, our Chief Operating Officer, to make all key decisions relating to our operations and finances. The unexpected loss of Messrs. Copperud or Brimmer's services would adversely affect our business and plans for future growth. Further, neither of these individuals devotes full-time efforts to the Company, as further described under the heading “Management.”

The inability to attract, train and retain personnel could adversely impact our business and financial results.

Our success depends on our ability to attract, motivate, and retain qualified managers and the services of skilled personnel. Qualified individuals may be in short supply in some communities. Competition for qualified staff and improvement in regional or national economic conditions could increase the difficulty of attracting and retaining skilled individuals, resulting in higher costs. Our inability to attract and retain staff could adversely affect our business, including restaurant operating hours. We believe managers are the critical component of our business. We devote resources to recruiting and training our restaurant managers and staff. We attempt to reduce employee turnover in our restaurants. Employee turnover may hurt our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, adversely affecting our financial results. Challenges in retaining or recruiting qualified employees and increased costs associated with those activities could adversely affect our business and the results of operations.

Unionization activities or labor disputes could disrupt our operations and affect our profitability.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a substantial number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations, and reduce our revenues. The resolution of disputes may increase our costs.

Also, as an employer, we may be subject to employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefits issues. Such actions, if brought against us and successful in whole or in part, may affect our ability to compete or could adversely affect our business, financial condition, or results of operations.

Risks Related to Information Technology Systems, Cybersecurity and Data Privacy

System failures or network security breaches could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations are supported and administered by third-party vendors’ ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, or other catastrophic events, as well as from internal and external security breaches, viruses, and other disruptive problems. Damage or failure of third-party provider computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. In addition, an increasing number of transactions are processed through our mobile application. Disruptions, failures, or other performance issues with technology systems could impair the benefits such systems provide to our business and negatively impact our relationship with our customers.

Security breaches of customer information due to cyber-attacks may adversely affect our business.

Any intentional cyber-attack or unintentional event that results in unauthorized access to systems to disrupt operations, corrupt data or steal or expose confidential information or intellectual property that compromises the information of our customers or employees could result in negative publicity, damage to our reputation, a loss of customers, disruption of our business and legal liabilities. As our reliance on technology has grown, the scope and severity of risks posed to our systems from cyber threats have increased. The techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are only recognized once attacks are launched or have been in place for some time. We continuously monitor our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, malware, and other events that could have a security impact; however, there can be no assurance that these or any measures will be effective.

Additionally, the majority of our sales are by credit or debit cards, which are processed by third-party organizations completely independent of us. In terms of credit and debit card processing, we do not retain any customer information. Other restaurants and retailers have experienced security breaches in which their customers' credit and debit card information has been compromised. In the event of a data breach, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising from the actual or alleged theft of confidential or personal information and credit or debit card information. Any security breach or other material interruption in the information technology systems we rely on, particularly those required for point-of-sale payment processing in our stores, such as cybersecurity attacks, may adversely affect our business, operating results and financial condition.

Failure to effectively manage social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without us having an opportunity for redress or correction.

In addition, we may use social media to communicate with our customers and the general public. Failure by us to use social media effectively or appropriately, particularly as compared to our brands’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes, or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation and adversely affect our business.

Legal and Regulatory Risks

The display of nutritional information could affect consumer preferences and negatively impact the results of our operations.

Government regulation and changes in consumer eating habits resulting from shifting attitudes regarding diet and health or the latest information regarding changes in the health effects of consuming our menu offerings may impact our business. In general, because of our size, we have been exempted from regulations related to the disclosure of nutritional information. However, as we grow our business, it is highly likely that parts of our business will be required to comply with state and local regulations relating to the disclosure of ingredients and nutritional information. We expect the trend toward enacting laws and regulations affecting disclosure of our menu offerings' ingredients and nutritional content will continue.

We cannot guarantee our ability to effectively respond to changes in consumer health perceptions, successfully implement the nutrient content disclosure requirements, or adapt our menu offerings. The imposition of menu-labeling laws could adversely affect our results of operations and financial position and the restaurant industry in general.

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our revenues.

Regulations and consumer eating habits may change because of new information or attitudes regarding diet and health. These changes may include regulations that impact our restaurant menu items' ingredients and nutritional content. For example, many states, counties, and cities are enacting menu-labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sale of certain ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we cannot respond with appropriate changes to our menu offerings, it could materially affect customer demand and adversely impact our revenues.

We are subject to many federal, state, and local laws; compliance is costly and complex.

The restaurant industry is subject to extensive federal, state, and local laws and regulations, including those relating to the preparation and sale of food, licensing and regulation by state and local authorities relating to health, sanitation, safety, and fire standards. Our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, and applicable requirements concerning the minimum wage, overtime, family leave, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes) and federal and state laws which prohibit discrimination. Our ability to respond to labor cost increases by raising menu prices will depend on the responses of our competitors and customers. Higher wage costs, benefit standards, and compliance costs could also affect our distributors and suppliers, resulting in higher costs.

We are subject to the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for disabled people. The ADA prohibits discrimination in employment and public accommodations based on disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to or make reasonable accommodations for the employment of disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency. Government regulations could also affect and change the items we procure for resale.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, hurt our results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds.

Failure to comply with food control regulations could result in losing our food service licenses, harming our business.

Under various federal, state, and local government regulations, restaurants are required to obtain and maintain licenses, permits and approvals to operate their businesses. Such regulations are subject to change from time to time. We must keep these licenses, permits, and approvals for our operation. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, adversely affecting our business.

 Restaurant companies have been the target of lawsuits and other proceedings alleging violations of employment laws.

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters.

A customer may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness or accidents in our restaurants. We are also subject to various other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of specific customers. The Company may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters.

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

Our ability to successfully implement our business plan depends on our ability to build brand recognition using our existing trademarks, service marks, and other proprietary intellectual property, as well as intellectual property that we may develop in the future. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in a loss of brand recognition and could require us to devote resources to advertising and marketing. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brands may be harmed, which could have an material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time-consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or license agreement to obtain the right to use a third party’s intellectual property.

General Risk Factors

Economic conditions in the United States could materially affect our business, financial condition, and results of operations.

The restaurant industry depends on consumer discretionary spending. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, and disposable consumer income, affect discretionary consumer spending. If economic conditions worsen and our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, customer traffic could be adversely impacted. If adverse economic conditions persist for a period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. They will likely be affected by many national and international factors beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in restaurant sales could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants, delay remodeling of our existing restaurants, or take asset impairment charges.

We are susceptible to regional economic developments.

Our financial performance depends on restaurants in Minnesota, North Dakota, South Dakota, Michigan, and Florida, comprising all but one of our restaurants as of December 31, 2023. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could adversely affect our business, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or other disasters.

Damage to our reputation could negatively impact our business, financial condition, and the results of operations.

We have built our reputation on the high quality of our food, service, and staff, and we must protect and grow the value of our brands to continue to succeed. Any incident that erodes consumer affinity for our brands could significantly reduce their value and damage our business. For example, one brand’s value could suffer, and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambiance, or otherwise believe we have failed to deliver a consistently positive experience.

We may be adversely affected by news reports or other negative publicity (regardless of their accuracy) regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity may materially harm our operations and damage our brand.

Our marketing programs may not be successful.

We intend to continue to invest in marketing efforts that will attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, if these initiatives are not successful, we may engage in additional promotional activities to attract and retain customers, including buy-one-get-one offers and other offers for free or discounted food, and any such additional promotional activities could adversely impact our operations results.

We plan to continue emphasizing mobile and other digital ordering, delivery, and pick-up orders. These efforts may fail or may result in unexpected operational challenges that adversely impact our costs. We may also introduce new menu items that may not achieve the expected sales levels. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we can. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal fluctuations due to weather and other factors.

Historically, customer spending patterns for our midwestern restaurants are lowest in the first and fourth quarters of the year due to holidays, consumer habits and adverse weather. Likewise, our restaurants in Florida may experience declines in customer spending during the summer, when Florida has fewer tourists. Our restaurant in Woods Hole, Massachusetts, experiences reduced customer traffic outside the summer months. Therefore, our quarterly results will continue to be affected by seasonality. Because of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

If we cannot offset rising labor costs with price increases, our financial performance could be adversely affected.

Increases in hourly labor costs and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. The federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require substantially more mandated benefits than is currently required under federal law. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases could create pressure to increase salaries and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase or expansion of benefits could significantly impact our labor costs and negatively affect our operations results. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation. Many have increased prices for goods and services to offset their increasing labor costs.

Failure of our internal control over financial reporting could adversely affect our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process that provides reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we will prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and a decline in the market price of our common stock. We cannot assure you that we will be able to remediate any material weaknesses that may be identified in future periods in a timely manner or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficiently skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Risks Related to Ownership of Our Common Stock

Our business could be negatively affected by the actions of activist stockholders.

The Company may be subject to proposals by stockholders urging us to take certain corporate action. If activist stockholder activities ensue, our business could be adversely impacted because:

•	responding to actions by activist stockholders can be costly and time-consuming:
•

perceived uncertainties as to our future direction may result in the loss of potential business opportunities and make it challenging to attract and retain qualified personnel and business partners and

•	pursuit of an activist stockholder’s agenda may adversely affect our ability to implement our strategy effectively.

Any litigation could result in substantial costs and divert management’s attention and resources, potentially harming our business.

You may be unable to resell your shares at or above the price you paid.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market, in general, has been highly volatile, which may be especially true for our common stock, given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial, in the value of your stock, including decreases unrelated to our operating performance or prospects and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to several factors, including those described elsewhere in this Annual Report and others, such as:

•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us, our competitors, or our industry;
•	our failure to meet analysts’ projections or guidance;
•	additions and departures of key personnel;
•	sales, or anticipated sales, our stock or shares held by significant stockholders, directors, or executive officers;
•	strategic decisions such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation, whether or not correct, involving us, our suppliers, or our competitors;
•	changes in accounting principles;
•	litigation and governmental investigations;
•	publicity (regardless of their accuracy), including on social media platforms, negatively impacting our reputation;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	a foodborne illness outbreak;
•	severe weather, natural disasters, and other calamities; and
•	changes in the general market and economic conditions.

Our articles of incorporation, bylaws and Wyoming law may discourage a change of control of our company and depress the price of our stock.

Our articles of incorporation and by-laws include certain provisions that could have the effect of discouraging, delaying, or preventing a change of control of our company or changes in our management, including, among other things:

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

•

limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer, or the president (in the absence of a chief executive officer).

We have no plans to pay cash dividends on our common stock.

We likely will retain future earnings, if any, for future operations, expansion, and debt repayment, and we have no plans to pay any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness our subsidiaries or we incur, including our credit facility. As a result, you may not receive any return on an investment in our common stock for a price greater than that you paid.

Raising additional equity capital may be more difficult while the warrants are outstanding.

While the warrants issued in our IPO are outstanding, the holders of such warrants will be able to profit from a rise in the market price of our common stock. However, we may find it more difficult to raise additional equity capital. At the same time, the warrants are outstanding, and we may not have the capital to fund our expansion and growth plans or for other corporate purposes.

Our board of directors is authorized to issue preferred stock without obtaining stockholder approval.

Our articles of incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Our board of directors is empowered, without stockholder approval, to create and issue a series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

These provisions might discourage, delay, or prevent a change in control of our company or a change in our management. These provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

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

In addition, as permitted by the Wyoming Business Corporation Act, our bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

•

we indemnify our directors and officers for serving us in those capacities or serving other business enterprises at our request to the fullest extent permitted by Wyoming law. Wyoming law provides that a corporation may indemnify such a person if the person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe the conduct was unlawful;

•	we may indemnify employees and agents in those circumstances permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification,

•

the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons and

•	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

Reduced disclosure requirements applicable to emerging growths may make our common stock less attractive to investors.

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

We could remain an “emerging growth company” for up to five years from the last day of our fiscal year in which the first sale of our common equity securities occurred pursuant to an effective registration statement under the Securities Act or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a proactive cybersecurity program that is aligned with our business and is dedicated to managing information technologies (“IT”) risks to our Company. We have established policies, standards, processes, and practices for assessing, identifying and managing material risks from cybersecurity threats. These measures are integrated into our overall risk management program and governance structure, demonstrating our commitment to cybersecurity in a manner consistent with our business activities.

We employ an array of controls, technologies, and other processes designed to identify, protect against, detect, respond to, and mitigate cybersecurity risks. These measures are in alignment with the frameworks established by the National Institute of Standards and Technology (NIST). Our IT activities are primarily outsourced for monitoring and maintenance to third parties and are subject to independent controls over IT. These controls include but are not limited to, internal reporting, monitoring and detection tools, threat intelligence, and general and role-based training. We consistently evaluate and enhance the effectiveness of our cybersecurity program, ensuring continuous evolution and improvement.

Overseeing the assessment and management of our exposure to various risks, including cybersecurity, is a key oversight responsibility for the Board of Directors. These risks are identified, measured, monitored, and managed across key risk categories, which include the consideration of cybersecurity risks. Our chief financial officer (CFO) facilitates the Company’s oversight, which includes an assessment of our risk environment at least once per year. The review incorporates risk assessment and evaluation. The Audit Committee assists the Board with its oversight of cybersecurity risk. Our CFO reviews the oversight program with the Audit Committee, including reviewing existing risks and significant emerging risks across the Company’s key risk categories. In reviewing specific threats and risks with the Board, senior management may incorporate reports from consultants and other third-party advisors.

To date, we have not experienced a cybersecurity threat or incident; therefore, there has been no cybersecurity impact on our results of operations or financial condition. However, unauthorized access to our information and systems and other disruptions to our business operations could occur in the future.

Item 2. Properties.

Corporate Offices

Our principal offices are in leased office space in West Fargo, North Dakota, pursuant to a 12-month rental agreement at $550 per month and additional space is leased in Minnetonka, Minnesota rented on a month-to-month basis for $1,300 per month.

 Burger Time Properties

The table below provides basic information about each of our Burger Time restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (1)	2015	1,664	31,723	BTND DQ, LLC	BTND DQ, LLC (2)
West St. Paul, Minnesota (3)	Sold 2023	1,020	18.280	SOLD	SOLD
Richmond, Indiana (4)	held for sale	1,062	23,086	BTND IN, LLC (4) (5)	BTND, LLC

(1)	Dairy Queen franchise.
(2)	Restaurant operations are 99% owned by BTND, LLC, and 1% owned by the current restaurant manager.
(3)	The West St. Paul property was sold for $496,000, and the sale closed in the first quarter of 2023 with a gain on sale of approximately $313,000.
(4)	The Richmond, Indiana, location closed in December 2018, and the property is currently held for sale.

We lease our executive offices, consisting of approximately 1,000 square feet, located at 405 West Main Street, West Fargo, North Dakota, under a one-year rental agreement at the cost of $550 per month. In addition, effective January 2, 2022, we agreed to reimburse Brimmer Company, LLC, an affiliate of the Company, for the monthly rent of $1,250 on 1100 square feet in Minnetonka, Minnesota, at 10501 Wayzata Blvd Ave S, Suite 102 where administrative activities are performed. Our office space is adequate for its intended purposes and our near-term expansion plans.

On June 28, 2021, we refinanced our BTND mortgage debt, bearing interest at 4.75%. As of December 31, 2023, we had $2,489,299 in contractual obligations relating principally to amounts due under mortgages on the real property on which our Burger Time restaurants are situated. Our monthly required payment is approximately $22,213.

Keegan’s Restaurant

Concurrent with our acquisition of Keegan’s assets in March 2022, we entered into a 132-month triple-net lease for the property occupied by Keegan’s with an unrelated landlord. The terms of the lease provide for an initial rent of $5,000 per month, increasing annually at the greater of 3% or the increase in the Consumer Price Index over that period. The location comprises approximately 2,900 square feet of dining, kitchen, and storage space and includes typical features for a full-service restaurant.

Pie In The Sky Restaurant

Concurrent with our purchase of PIE assets in May 2022, we entered into a five-year triple-net lease for the property occupied by PIE with the seller of the assets that provides us with three five-year extensions at our option. The lease terms provide for an initial rent of $10,000 per month, increasing annually to approximately $11,000 per month during the first five-year term. The location comprises approximately 3,500 square feet of dining, kitchen, and storage space on two levels, with a production kitchen and storage and office space on the lower level; there is also approximately 1,500 square feet of outdoor dining, which is serviced by an outdoor service bar. The landlord granted us a right of first refusal to purchase the property on terms it receives from a third party during the entire term and any lease extension.

Village Bier Garten Restaurant

Concurrent with our acquisition of the Village Bier Garten assets, we entered a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area, including all features typical for a full-service restaurant. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The lease includes three five-year renewal option periods.

Item 3. Legal Proceedings.

We are not presently a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq under the symbol “BTBD” on November 12, 2021, and our warrants issued as part of the units we sold in the IPO commenced trading on the Nasdaq under the symbol “BTBDW” on November 12, 2021.

Stockholders

As of March 1, 2024, approximately 38 stockholders of record had 6,246,118 shares of common stock issued and outstanding; one record holder had 4,041,957 common shares and warrants issued and outstanding. A substantial number of beneficial owners of our common stock and listed warrants hold their shares in street names.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year that ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2019, our board of directors and stockholders adopted the 2019 Incentive Stock Plan (the “Plan”). At the Annual Stockholders Meeting held in December 2022, the stockholders authorized the increase of shares available for grant under the Plan from 250,000 shares to 1,000,000 shares. The plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees, directors, consultants, and advisers to BT Brands and its subsidiaries. The plan aims to help attract, motivate, and retain qualified personnel and enhance stockholder value. Awards that lapse or are forfeited become available again for grant.

As of December 31, 2023, the Company has granted outstanding options to purchase 319,250 shares, including 194,250 common stock purchase options to employees, 110,000 to consultants, and 15,000 to non-employee directors. Non-employee director options were immediately vested, and grants to employees were subject to a four-year vesting requirement, with 20% vested upon grand and additional 20% vested annually in each of the succeeding four vesting each year. Included in the 110,000 options issued to consultants are warrants to purchase 100,000 shares. These warrants vest monthly over 60 months.

Effective February 27, 2023, our board of directors approved a total grant of 250,000 shares of its common stock to two officers (the “Grant Shares”). The Grant Shares vest if our common stock trades for $8.50 per share for 20 consecutive trading days. This requirement triggers the Company’s right to redeem the common stock warrant issued in our November 2021 IPO.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	319,250	$2.62	680,250
Equity compensation plans not approved by security holders.	-	-	-

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

As disclosed in the table below, the Company purchased less than 150,000 shares of our common stock in a single open market purchase during the year ended December 31, 2023.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number(or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – December 31, 2023	150,000	$1.668	NONE	NA

(1) Calculated inclusive of commissions.

Report of Offering of Securities and Use of Proceeds Therefrom.

On November 12, 2021, we completed our IPO of 2,400,000 units with a public offering price of $5.00 per unit, each containing one share of common stock and one warrant to purchase one share of Common Stock at an exercise price of $5.50 per share under our Registration Statement on Form S-1 (as amended) (File No. 333-250957). Maxim Group LLC and Joseph Gunnar & Co., LLC served as the representatives of several underwriters in the underwritten public offering. The net proceeds from the offering were approximately $10.68 million after deducting underwriting discounts, commissions, and offering expenses.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated November 16, 2021, filed with the SEC on November 16, 2021, pursuant to Rule 424(b) under the Securities Act.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or our affiliates other than payments in the ordinary course of business to officers for salaries. Including our three restaurant business acquisitions and our purchase of Bagger Dave’s shares for $1,260,000, we have invested the net proceeds in money market funds and equity securities, including the purchase of 1,098,690 shares of Noble Roman’s Inc. for an aggregate cost of $355,606 on December 31, 2023. Noble Roman’s, Inc., is a public company based in Indianapolis, Indiana, operating pizza-focused food services, including nine full-service locations. In 2023, we engaged in an unsuccessful proxy solicitation to elect a representative to the Noble Roman’s Board of Directors.

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

Fiscal Year

Our fiscal year is 52/53 weeks long, ending on the Sunday closest to December 31. The 52-week budgetary 2023 ended on December 31, 2023, and the 52-week fiscal 2022 ended on January 1, 2023.

Introduction

As of December 31, 2023, including our partially owned Bagger Dave’s business, we owned and operated seventeen restaurants comprising the following:

•	Seven Burger Time (Net of one unit closed in February 2024), fast-food restaurants and one Dairy Queen franchise (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Unconsolidated affiliate Bagger Dave’s Burger Tavern, Inc., 39.6% owned and operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BDVB”).

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

The average customer transaction at our Burger Time restaurants increased by approximately 30% in fiscal 2023 compared to 2022 and currently is about $16.90. This recent increase is principally because of the menu price increases implemented in 2021 and 2022. A 2022 price increase of approximately 10% on our popular “Deal of the Day” significantly increased our check average. We implemented an additional menu price increase in September 2022 and regularly monitor market prices to remain competitive. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Recent Events

Our 2022 acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During the 2022 fiscal year, we acquired three operating restaurants and own a 39.6% interest in BDVB, an operator of six casual restaurants. We expect to consider and evaluate additional acquisition opportunities in the future.

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

In August 2022, we purchased the assets of Van Stephan Village Bier Garten, a full-service bar and restaurant in Cocoa, Florida. We have rebranded the restaurant Village Bier Garten. The restaurant features a German-themed menu; specialty imported European beers and regular entertainment.

In June 2022, we acquired common stock representing initially 41.2%, now 39.6% ownership of publicly held Dave’s Burger Tavern, Inc., the owner and operator of six Bagger Dave’s restaurants, a casual restaurant and bar concept. Bagger Dave’s provides an inviting, entertaining atmosphere specializing in burgers, hand-cut fries, craft beer, milkshakes, salads, pizza, and other items. Bagger Dave’s opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio.

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

Food costs have increased over the last two years, and we expect to see continued inflationary pressure during 2024. Beef and egg costs continued to increase in 2023 and we expect cost to continue to be volatile in 2024. Given the competitive nature of the restaurant industry, it may be challenging to raise menu prices to fully cover cost increases. Future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

Labor is a critical factor in operating our stores. Securing staff to run our locations has been more challenging in most areas where we operate our restaurants. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. We must develop and retain quality employees.

Although moderating since March 2020, representing a return to normalcy, COVID-19 and its variants adversely affected workforces, customers, economies, and financial markets globally, disrupting the US economy’s normal flow. Our stores, with some exceptions, generally remained open for drive-through business through the peak of the pandemic. However, many businesses have experienced a disruption of operations. More recently, food service businesses, including ours, have faced challenges in hiring workers. Labor shortages have resulted in some store curtailment of operating hours, and these closures may become more acute as market participants compete to attract employees.

We cannot determine the future effects of any public health matters on our operations and financial results. We have and could continue to experience the impact of recent events, including but not limited to commodity inflation, disruption in our supply chain, and labor availability challenges at certain shops. We have increased and plan to continue raising prices to offset additional costs due to a higher inflationary economic environment in the U.S. These price increases may not be sufficient to mitigate higher costs, and further increases may negatively impact consumer behavior.

Result of operations for the 52 weeks ending December 31, 2023, compared to the 52 weeks ending January 1, 2023.

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages below may not reconcile because of rounding.

	52 weeks ended, December 31, 2023		52 weeks ended, January 1, 2023
	Amount	%	Amount	%
SALES	$14,076,653	100.0%	$12,601,169	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	5,597,167	39.8	4,854,321	38.5
Labor costs	5,458,351	38.8	4,126,837	32.7
Occupancy costs	1,312,717	9.3	1,147,744	9.1
Other operating expenses	841,894	6.0	780,564	6.2
Depreciation and amortization	598,540	4.3	449,038	3.6
General and administrative	1,650,755	11.7	1,633,829	13.0
Gain on sale of assets	(310,182)	(2.2)	-	-
Total costs and expenses	15,149,242	107.6	12,992,333	103.1
Loss from operations	(1,072,589)	(7.6)	(391,164)	(3.1)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	80,139	.6	(86,422)	(.7)
INTEREST EXPENSE	(97,608)	(.7)	(114,766)	(.9)
INTEREST AND DIVIDEND INCOME	300,923	2.1	125,529	1.0
OTHER INCOME (EXPENSE)	103,848	.7	(80,649)	(.6)
EQUITY IN AFFILIATE LOSS	(347,081)	(2.7)	(194,813)	(1.6)
INCOME TAX BENEFIT	145,000	1.0	180,000	1.4
NET INCOME (LOSS)	$(887,368)	(6.3)%	$(562,285)	(4.5)%

Net Revenues:

Net sales for 2023 increased $1,475,484, or 11.7%, to $14,076,653 from $12,601,169 in 2022. The sales increase resulted from a full year of revenue from the 2022 restaurant acquisitions. Restaurants acquired in 2022 contributed approximately $7.2 million in sales in 2023 and $5.6 million in 2022. The BTND business experienced a sales increase of $157,000. Same-store sales at BTND for stores open at year-end increased by approximately 2.2%.

For BTND locations open at year-end, 2023 restaurant sales ranged from a low of $472,000 to a high of $1,208,000. The average sales for each Burger Time unit open at year-end were approximately $821,600 in 2023, an increase of approximately 6.1% from $809,000 in 2022.

Restaurant Operating Costs:

In 2023, restaurant operating costs (which refer to all the costs associated with operating our restaurants but do not include general and administrative expenses and depreciation and amortization) increased to 93.9% of restaurant sales from 86.5% in 2022. This increase was due primarily to continued price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below.

The impact of cost increases and the addition of three non-BTND restaurants during the year may be detailed as follows:

Restaurant operating costs for the period ended January 1, 2023	$10,909,466
Increase in food and paper costs	742,846
Increase in labor costs	1,331,514
Increase in occupancy and operating cost	226,303
Restaurant operating costs for the periods ended December 31, 2023	$13,210,129

Costs of Sales - food and paper:

Cost of sales - food and paper - for 2023 increased to 39.4% of restaurant sales from 38.5% of restaurant sales in 2022. The increase results from the inclusion of a full year of VBG and Keegan’s results, which operate at a lower gross profit. The increase also reflects the net result of price increases during the year offset by a moderating inflationary cost environment where we saw a slight rise in beef,  paper and lower flour, bacon and egg costs. Because of its coffee-focused menu, PIE has significantly lower food and paper costs than BTND and Keegan’s.

Labor Costs:

In 2023, labor and benefits costs increased to 38.8% of restaurant sales from 32.7% 2022. The increase results from higher wages for hourly employees and managers in all of our markets, and an unfavorable utilization of the fixed portion of labor costs. Also, PIE and Keegan’s businesses run at higher labor costs than BTND. We benefit from minimal turnover in unit restaurant management. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease.

Occupancy and Other Operating Costs:

For 2023, occupancy and other costs increased to 15.3% of sales or $2,154,611 compared to $1,928,308 or 15.3% of restaurant sales in 2022.

Depreciation and Amortization Costs:

For 2023, depreciation and amortization costs increased 33.3%, or $149,502, to $598,540 (4.3% of sales) from $449,038 (3.6% of sales) in 2022. Depreciation and amortization costs increased principally due to a full year of depreciation expense for the three restaurants purchased during 2023 for approximately $2.4 million and capital additions in the last two years, including major parking lot repairs and significant replacement of HVAC equipment at several locations. These capital additions offset the decrease in depreciation and amortization resulting from a substantial amount of our equipment reaching a fully depreciated status.

General and Administrative Costs

General and administrative costs in 2023 increased 1%, or $16,926, to $1,650,755 (11.7% of sales) from $1,633,829 (13.0% of sales) in 2022.

Income (loss) from Operations:

The loss from operations was $1,072,589 in 2023 compared to operating loss of $391,164 in 2022. The change in income from operations in 2023 compared to 2022 was primarily due to the matters discussed in the “Net Revenues,” “General and Administrative Costs,” and “Restaurant Operating Costs” sections above.

Interest expense:

In 2023, our interest expense decreased $17,158 to $97,608 (.7% of restaurant sales) from $114,766 (.9% of restaurant sales) in 2022 as a result of schedule amortization reducing the loan balance.

Interest and Dividends and Other Income:

Interest and Dividend income was $300,923 in 2023 resulting from generally rising interest rates. Other income of $103,848 in 2023 includes the reversal of a 2022 fiscal year $100,000 accrual for property taxes on the St. Louis property.

Net Income (loss):

The net loss was $887,368 in 2023, compared to a loss of $562,285 in 2022. The change in 2023 from 2022 was primarily attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections.

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

	Fiscal Year
	2023	2023
Revenues	$14,076,653	$12,601,169
Reconciliation:
Loss from operations	(1,072,589)	(391,164)
Depreciation and amortization	598,540	449,038
Gain on sale of assets	(310,182)	0
General and administrative, corporate-level expenses	1,650,755	1,633,829
Restaurant-level EBITDA	$866,524	$1,691,703
Restaurant-level EBITDA margin	6.2%	13.4%

Liquidity and Capital Resources

For the 52 weeks ending December 31, 2023, we recorded an after-tax loss of $887,368. At that time, we had $6,692,506 in cash and marketable securities and a net working capital of $5,724,483.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital as, generally, restaurants operate with negative working capital. Working capital deficits may be incurred in the future. Our liquidity and cash flows sources are operating cash flows and cash and cash equivalents and marketable securities on hand. We have used available cash to make acquisitions, service debt, and maintain our stores. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow in 2023 was negative $258,787 compared to a positive $211,798 in 2022, representing a decline in cash flow from operations from $594,316 in 2022.

Cash Flows Used in Investing Activities

In 2023, on a net basis we sold or held to maturity marketable securities, including $4.9 million in short-term U.S. Treasury Bills. The Company used cash of approximately $500,000 in capital improvements at it restaurants and received $496,000 in cash from the sale of one of its locations.

Cash Flows from Financing Activities

Cash flow from financing activities reflects a reduction of $675,471 in broker margin borrowing, $250,525 used to purchase shares of the Company’s common stock held in treasury and principal payments on long-term debt.

Contractual Obligations

As of December 31, 2023, we had $4,269,505 in contractual obligations, including $1,815,948 in contractual commitments relating to leases on restaurants acquired in 2022. Our monthly required payments total approximately $59,300.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the “Company”) as of December 31, 2023 and January 1, 2023 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years then ended (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and January 1, 2023 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

April 1, 2024

PCAOB ID: 542

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	January 1, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,300,446	$2,150,578
Marketable securities	1,392,060	5,994,295
Receivables	28,737	76,948
Inventory	201,333	158,351
Prepaid expenses and other current assets	47,246	37,397
Assets held for sale	258,751	446,524
Total current assets	7,228,573	8,864,093

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,247,013	3,294,644
OPERATING LEASE RIGHT-OF-USE ASSETS	1,789,285	2,004,673
INVESTMENTS	1,022,806	1,369,186
DEFERRED INCOME TAXES	206,000	61,000
GOODWILL	671,220	671,220
INTANGIBLE ASSETS, NET	395,113	453,978
OTHER ASSETS, NET	49,202	50,903

Total assets	$14,609,212	$16,769,697
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$555,247	$448,605
Broker margin loan	115,899	791,370
Current maturities of long-term debt	183,329	167,616
Current operating lease obligations	215,326	193,430
Accrued expenses	480,289	532,520
Total current liabilities	1,550,090	2,133,541

LONG-TERM DEBT, LESS CURRENT PORTION	2,269,771	2,658,477
NONCURRENT LEASE OBLIGATIONS	1,600,622	1,825,057
Total liabilities	5,420,483	6,617,075

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at December 31, 2023 and January 1, 2023	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,246,118 outstanding at December 31, 2023, and 6,396,118 outstanding at January 1, 2023	12,492	12,792
Less cost of 215,000 and 65,000 common shares held in Treasury
at December 31, 2023 and January 1, 2023, respectively	(357,107)	(106,882)
Additional paid-in capital	11,583,235	11,409,235
Accumulated deficit	(2,049,891)	(1,162,523)

Total shareholders' equity	9,188,729	10,152,622

Total liabilities and shareholders' equity	$14,609,212	$16,769,697

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended,
	December 31, 2023	January 1, 2023
SALES	$14,076,653	$12,601,169

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	5,597,167	4,854,321
Labor costs	5,458,351	4,126,837
Occupancy costs	1,312,717	1,147,744
Other operating expenses	841,894	780,564
Depreciation and amortization expenses	598,540	449,038
General and administrative expenses	1,650,755	1,633,829
Gain on sale of assets	(310,182)	-
Total costs and expenses	15,149,242	12,992,333
Loss from operations	(1,072,589)	(391,164)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	80,139	(86,422)
INTEREST AND DIVIDEND INCOME	300,923	125,529
INTEREST EXPENSE	(97,608)	(114,766)
OTHER INCOME (EXPENSE)	103,848	(80,649)
EQUITY IN NET LOSS OF AFFILIATE	(347,081)	(194,813)
INCOME (LOSS) BEFORE TAXES	(1,032,368)	(742,285)
INCOME TAX (EXPENSE) BENEFIT	145,000	180,000
NET INCOME (LOSS)	$(887,368)	$(562,285)
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.14)	$(0.09)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,261,631	6,455,379

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the 52-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, January 2, 2022	6,447,506	$12,895	$11,215,696	$(600,238)	$-	$10,628,353
Stock-based compensation	-	-	118,700	-	-	118,700
Shares issued in exercise of warrants	13,612	27	74,839	-	-	74,866
Treasury stock purchase	(65,000)	(130)	-	-	(106,882)	(107,012)
Net loss	-	-	-	(562,285)	-	(562,285)
Balances, January 1, 2023	6,396,118	12,792	11,409,235	(1,162,523)	(106,882)	10,152,622
Stock-based compensation	-	-	174,000	-	-	174,000
Treasury stock purchase	(150,000)	(300)	-	-	(250,225)	(250,525)
Net loss	-	-	-	(887,368)	-	(887,368)
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks ended,
	December 31, 2023	January 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(887,368)	$(562,285)
Adjustments to reconcile net loss income to net cash provided by (used in) operating activities-
Depreciation and amortization	598,540	449,038
Amortization of debt issuance costs included in interest expense	5,400	5,400
Deferred taxes	(145,000)	(180,000)
Loan forgiveness	-	(13,750)
Stock-based compensation	174,000	118,700
Unrealized (gain) loss on marketable securities	(80,139)	86,422
Realized gain on sale of marketable securities	(23,058)	(47,708)
Loss on equity method investment	346,380	194,813
Gain on sale of property and equipment	(310,182)	-
Non-cash operating lease expense	12,849	13,814
Property tax liability settlement	(181,339)	-
Changes in operating assets and liabilities, net of acquisitions -
Receivables	48,211	(4,697)
Inventory	(42,982)	(22,851)
Prepaid expenses and other current assets	(9,849)	(10,211)
Accounts payable	106,642	156,632
Accrued expenses	129,108	237,569
Income taxes payable	-	(209,088)
Net cash provided by (used in) operating activities	(258,787)	211,798

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Keegan's Seafood Grille	-	(1,150,000)
Acquisition of net assets of Pie In The Sky Coffee and Bakery	-	(1,159,600)
Investment in Village Bier Garten	-	(690,000)
Investment in Bagger Dave's Burger Tavern, Inc.	-	(1,259,999)
Proceeds from sale of property and equipment	496,000	-
Purchase of property and equipment	(488,388)	(478,396)
Investment in related company	-	(229,000)
Purchase of marketable securities	(532,403)	(25,662,523)
Proceeds from the sale of marketable securities	5,237,835	19,629,514
Other assets	-	(37,543)
Net cash provided by (used in) investing activities	4,713,044	(11,037,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Broker margin loan (reduction)	(675,471)	791,370
Principal payment on long-term debt	(378,393)	(168,529)
Proceeds from exercise of common stock warrants	-	74,866
Purchase of treasury shares	(250,525)	(107,012)
Net cash provided by (used in) financing activities	(1,304,389)	590,695

CHANGE IN CASH snd CASH EQUIVALENTS	3,149,868	(10,235,054)

CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	2,150,578	12,385,632
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,300,446	$2,150,578
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$85,923	$109,366
Cash paid for income taxes	$-	$209,088

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

Business

As of December 31, 2023, the Company owned and operated twelve restaurants and owned a 39.6%, as of year-end, interest in an operator of six restaurants. During 2023 we collectively owned and operated eight Burger Time restaurants in the North Central region of the United States, and a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota (“BTND”). We closed stores in West St. Paul in 2022 and in Richmond, Indiana, in 2018. The West St. Paul location was sold in February of 2023 for a gain of approximately $313,000. The Richmond location is currently offered for sale. In February, 2024, we closed a leased location in Sioux Falls, South Dakota. The net book value of the closed location was approximately $69,000. We own Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers a proscribed menu consisting of burgers, chicken, sides, ice cream, other desserts, and various beverages. Keegan’s Seafood Grille has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and locally roasted coffee. VBG is a full-service restaurant and bar featuring a German-themed menu, specialty imported European beers, and regular entertainment. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other items that account for an insignificant portion of our income.

On June 2, 2022, the Company purchased 11,095,085 common shares at the time of the 2022 purchase our ownership represented 41.2% ownership of Bagger Dave’s Burger Tavern, Inc. (“BDVB”). We acquired the shares from its founder for $1,260,000, or approximately $0.114 per share. During 2023, Bagger Dave Following the investment, representatives of BT Brands were appointed to two of the three positions on Bagger Dave’s board of directors. Bagger Dave’s specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are six Bagger Dave’s restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio. Our investment in Bagger Dave’s is accounted for under the “Equity Method.”  During the fourth quarter of 2023 BDVB, issued an additional one million shares reducing our ownership to approximately 39.6%.

Our Dairy Queen location is operated under a franchise agreement with International Dairy Queen. We pay royalty and advertising payments to the franchisor as the franchise agreement requires. Effective October 17, 2023, we agreed with International Dairy Queen to sell the business, which has a current book value at December 31, 2023 of approximately $438,500, including remaining franchise agreement intangible asset, to an approved buyer. Under the terms of the agreement with International Dairy Queen, we will continue to operate the location during the six-month period we plan to sell the business. However, we may retain ownership of the physical assets, including the land and building.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC, and its wholly owned subsidiaries 10Water Street, LLC, 1519BT, LLC and BTNDDQ, LLC. Significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period. Our significant estimates include the valuation of deferred tax assets and liabilities, valuation of long-lived assets in acquisitions, amortization period for intangible assets, valuation of equity-based compensation, and valuation of equity method and fair value investments. Actual results may differ from the estimates used in preparing the consolidated financial statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2023 was the 52 weeks ending December 31, 2023, and Fiscal 2022 was the 52 weeks ending January 1, 2023; all references to years in this report refer to the fiscal years described above.

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

Investments

Noncurrent investments include our equity method investment of $688,806 in BDVB and our $304,000 total investment in Next Gen Ice, Inc. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. Upon repayment of the note, $75,000 was attributed by us to the value of the equity received and this amount was reflected as additional interest income in 2020. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 shares at $1.65 per share. See Note 11.

BDVB files quarterly and annual financial reports with OTCMarkets, Inc. The listing with OTC Markets does not require the information to be audited. Below is summary information filed by Bagger Dave’s for the fiscal years ended December 31, 2023, and December 25, 2022.

Unaudited summary financial information for Bagger Dave’s -

Balance Sheet Information -	December 31, 2023	December 25, 2022
Total current assets	$1,606,842	$1,751,396
Total noncurrent assets	3,158,659	4,006,043
Total assets	$4,765,501	5,757,439

Total current liabilities	$640,092	$739,644
Total noncurrent liabilities	2,030,286	2,160,211
Total liabilities	2,670,378	2,899,855
Stockholders’ equity	2,095,123	2,857,584
Total liabilities and stockholders’ equity	$4,765,501	$5,757,439

Statements of Operations information -	December 31, 2023 (53 WKS)	December 25, 2022 (52 WKS)
Revenue	$7,964,854	$7,979,411
Costs and expenses	(8,817,315)	(8,867,037)
Net loss	$(852,461)	$(887,626

Fair Value Measurements

The following is a summary of the fair value of Level 1 investments. As required, fair values have been determined by reference to quoted market prices in active markets as of the indicated year-end:

	December 31, 2023		January 1, 2023
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Corporate bond fund	$178,500	$178,500	$316,000	$316,000
Common stocks	1,213,560	1,213,560	713,900	713,900
Total	$1,392,060	$1,392,060	$1,029,900	$1,029,900

Cash and Cash Equivalents

Cash and cash equivalents includes United States Treasury Bills with a maturity at the time of purchase of 3 months or less. Our bank deposits often exceed the amounts insured by the Federal Deposit Insurance Corporation.  In addition, we maintain cash deposits in brokerage accounts including money funds in excess of the amounts covered by insurance. We do not believe there is a significant risk related to cash.

Short-Term Investments

Marketable Securities at January 1, 2023, include $5,000,000 face value of a United States Treasury Bills maturing March 16, 2023, purchased for $4,907,378 in August 2022. The amortized cost value approximates fair value.

Broker Margin Loan

The broker margin account loan of $115,899 at December 31, 2023 and  $791,372 at January 1, 2023, bear a variable margin interest rate as set by the lending brokerage firm 6.8% and 4.6% on December 31, 2023 and  January 1, 2023 respectively. This broker margin loan is reflected as a current liability. The loan is collateralized by Treasury Bills and any other marginable securities held in the margin account and is due on demand under Federal Reserve margin account regulations and the margin account agreement.

Revenue Recognition

Our revenues consist principally of selling food products for cash or bank-issued credit and debit card transactions at our restaurants. We follow Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the expected consideration for those goods or services. Our sales are recognized at the point of purchase,  net of discounts and incentives net of applicable sales taxes.

Receivables

In these consolidated financial statements, receivables consist of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, supplies, and merchandise for resale and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives or the term of the lease for leasehold improvements if less than its useful life:

We review long-lived assets to determine if their carrying value may not be recoverable based on estimated cash flows. Assets are reviewed at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, significant estimates are made for each restaurant's future operating results over its remaining life. If such assets are concluded to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the carrying value of the assets.

Estimated Useful life In years
Equipment	3-7
Leasehold Improvements	5-10
Building	15-25

Impairment and Disposal of Long-Lived Assets

Land, building and equipment, operating right of use assets and certain other assets, including definite-lived intangible assets, are reviewed regularly for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the assets to the future undiscounted net cash flow expected to be generated, and it is determined at the restaurant level. If an asset is determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value.

We may sell an existing unit or close an operating unit and seek to liquidate the property. In the first quarter of 2023 we completed the abandonment of a property in the St. Louis area in lieu of approximately $180,000 of property taxes. and our results of operations include a gain of approximately $80,000 reflecting the reversal of the accrued property taxes and the remaining $100,000 is included in other income. We closed stores in West St. Paul in the fourth quarter of 2022 and in Richmond, Indiana, in 2018. The West St. Paul location sale was completed in February of 2023 for a gain of $313,000 reflected in our 2023 statement of operations. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value.

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

Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement related to our location in Ham Lake, Minnesota, and amortized over an estimated useful life of 14 years. Amortization for each of the next five years is estimated to be $2,000 per year. Accumulated amortization was approximately $11,000 and $9,000 at the end of 2023 and 2022, respectively.

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising expenses for fiscal 2023 and 2022 totaled $81,594 and $76,701, respectively.

Income Taxes

We provide for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the net of deferred tax assets and deferred tax liability to be presented as a single amount on the balance sheet.

Per Common Share Amounts

 Net income per common share is computed as required by section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from diluted net income (loss) computation per share because their effect is anti-dilutive. As a result, no common stock equivalents were dilutive as of the years ending in 2023 and 2022. There are currently 2,746,838 five-year warrants exercisable at $5.50 per share outstanding. These warrants were issued as a part of our November 12, 2021, initial public offering. At the end of fiscal 2023 and 2022, all outstanding warrants were exercisable at prices above the underlying stock’s market price and, therefore, were not dilutive.

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

Stock-Based Compensation

In our consolidated financial statements, we recognize stock-based compensation as an expense. Equity classified awards are measured at the grant date fair value of the award. We estimated the grant date fair value using the Black-Scholes option-pricing model. We recognize a compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service periods for awards granted.

Segment Reporting

We follow the guidance of FASB Accounting Standards for reporting and disclosure on operating segments, which require segment disclosures about products and services, geographic areas, and significant customers. We have determined that we did not have separately reportable operating segments.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the end of the respective fiscal year:

	December 31, 2023	January 1, 2023
Land	$435,239	$485,239
Equipment	3,994,685	3,893,274
Buildings and leasehold improvements	2,463,626	2,402,157

Total property and equipment	6,893,550	6,780,670
Accumulated depreciation	(3,387,786)	(3,039,500)
Less - property held for sale	(258,751)	(446,526)
Net property and equipment	$3,247,013	$3,294,644

Depreciation expenses for 2023 and 2022 were $539,675 and $412,016, respectively.

NOTE 3 – INTANGIBLE ASSETS

At year end 2023 and 2022 based on the value of acquired assets, intangible assets comprise the following:

December 31, 2023-	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(51,028)	$46,972
Tradenames	15	393,000	(44,859)	348,141
		$491,000	$(95,887)	$395,113

January 1, 2023-	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(18,361)	$79,639
Tradenames	15	393,000	(18,661)	374,339
		$491,000	$(37,022)	$453,978

Tradename assets are being amortized over 15 years. Total amortization expense for 2023 and 2022 was $58,865 and $37,022, respectively. The total amortization of intangible assets including the covenants not to compete will approximate $58,900 in 2024, $40,500 in 2025 and $26,200 per year through 2036 and approximately $7,500 in 2037.

NOTE 4 – LEASES

With Keegan’s acquisition, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 3.75% of the remaining lease obligation of $547,687 at December 31, 2023 $588,363 at the end of fiscal 2022 are reflected as a liabilities in the accompanying financial statements.

When we acquired the PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods at our option. The PIE lease is accounted for as an operating lease. At the inception of the lease, we concluded it was reasonably certain the initial five-year option would be exercised and recorded as an operating lease obligation and a right-of-use asset of approximately $1,055,000. The present value discounted at 5% of the remaining lease obligation of $923,885 at December 31, 2023 and $995,206 at the end of fiscal 2022 are reflected as a liabilities in the accompanying financial statements.

With the acquisition of VBG assets, we entered a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal periods at our option. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $470,000. The present value discounted at 4.5% of the remaining lease obligation of $344,376 as of December 31, 2023 and $352,100 at the end of fiscal 2022 are reflected as a liabilities in the accompanying financial statements.

The following is a schedule of the approximate minimum future lease payments on the operating leases as of December 31, 2023, including amounts assuming we exercise the option to extend leases where we believe that exercise of the option is likely.

Total
2024	$289,076
2025	297,909
2026	306,038
2027	258,184
2028	208,895
Thereafter	828,390
Total future minimum lease payments	2,188,492
Less - interest	(372,544)
Present value of lease obligations	$1,815,948

The weighted average remaining lease term is approximately 5.3 years, and the weighted average discount rate is approximately 4.32%. We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our estimated incremental interest rate to borrow an amount approximating the aggregate lease payments collateralized by the property at the commencement of the lease.

The total operating lease expense for 2023 and 2022 was $298,567 and $239,092, respectively. Cash paid for leases was $282,000 in 2023 and  $207,000 in 2022, and variable expenses for leased properties were $16,500 in 2023 and $17,000 in 2022.

We pay $550 per month under an annual rental agreement, for corporate and administrative office spaces in West Fargo, North Dakota, and $1,350 per month in Minnetonka, Minnesota, for a combined monthly rent of approximately $1,900.

NOTE 5 – INCOME TAXES

Principally, due to bonus tax depreciation, which allows for the depreciation of assets acquired in a business acquisition, the 2023 and 2022 losses for tax purposes resulted an estimated net operating loss carryforward of approximately $1.7 million in 2022 and a total of $2.0 million at December 31, 2023. We believe will be fully realized in future periods. Combined with other timing differences, there is a net deferred tax asset of $206,000 and $61,000 for fiscal 2023 and 2022 respectively.

Deferred tax assets are recognized for temporary deductible differences, operating loss and tax credit carryforwards and deferred tax liabilities are recognized for temporary taxable differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We continually review the realizability of its deferred tax assets, including analyzing factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. We assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the need for a valuation allowance, We considered both positive and negative evidence related to the likelihood of the realization of deferred tax assets. In making such an assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered when determining the amount of the recorded valuation allowance.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2023	2022
Property and equipment tax depreciation difference	$(349,000)	$(445,000)
Stock-based compensation	78,000	34,000
Goodwill deducted for tax purposes.	(17,000)	(9,000)
Unrealized loss on short-term investments	2,000	19,000
Reserve for property tax	-	23,000
Accrued compensation	22,000	12,000
Future tax benefit of impairment allowance	49,000	78,000
Net operating loss carryforward	421,000	349,000
Net deferred tax benefit	$206,000	$61,000

The following table summarizes the components of the provision for income taxes:

	2023	2022
Current income tax expense (benefit)	$—	$—
Deferred income taxes (benefit)	(145,000)	(180,000)
Total income tax expense (benefit)	$(145,000)	$(180,000)

Total income tax expense for the years ended December 31, 2023, and January 1, 2023, differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2023	2022
Total expense (benefit) computed by applying the statutory federal rate	$(216,000)	$(160,000)
State income tax (benefit), net of federal tax benefit	(36,000)	(35,000)
Equity in loss of unconsolidated subsidiary	85,000	40,000
Other	22,000	(25,000)
Income taxes benefit	$(145,000)	$(180,000)

Accounting Standards require that deferred tax assets and liabilities, along with any related valuation allowance, be classified as a noncurrent item on the balance sheet.

The Company had no accrued interest or penalties relating to income tax obligations and currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years are subject to federal and state tax examinations. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2019.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	December 31, 2023	January 1, 2023
Accrued real estate taxes	$49,357	$202,436
Accrued bonus compensation and consulting fees	119,139	59,139
Accrued payroll	149,587	143,481
Accrued payroll taxes	11,343	12,764
Accrued sales taxes payable	81,683	70,270
Accrued vacation pay	17,663	17,663
Accrued gift card liability	26,844	25,965
Other accrued expenses	24,673	802

	$480,289	$532,520

NOTE 7 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. We issued 2,400,000 common shares in the offering and 2,760,000 stock purchase warrants, which included 360,000 warrants to purchase an aggregate of 360,000 shares of common stock purchase pursuant to a partial exercise of the over-allotment option granted to underwriters for $.01 per warrant, totaling $3,600. The estimated fair value of the warrants at the date of issuance, net of the exercise proceeds, was $360,000, and this amount is reflected as an additional cost of the offering. After deducting all fees and expenses, net proceeds from the offering were $10,696,575. In 2018, We issued 3,708,000 common shares as part of the Share Exchange. Upon closing of a related private offering, 205,002 additional common shares and 102,503 common stock warrants to purchase shares at $4.00 through July 31, 2023, were issued to investors for a net amount of approximately $492,266. During 2022, 13,612 public warrants were exercised for $74,866. The remaining warrants were outstanding as of the end of the year. In addition, upon closing the private offering, the placement agent was issued an aggregate of 16,401 five-year stock purchase warrants to purchase shares at $3.30 per share, which are also outstanding at year-end. At December 31, 2023 and January 1, 2022, respectively, there were 215,000 and 65,000 common shares held as treasury shares for potential future issuance.

NOTE 8 – STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the "Plan") 2019 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants.

In December 2022, the stockholders authorized the increase of shares available for grant under the 2019 Plan from 250,000 to 1,000,000 shares. As of January 1, 2023, there were 779,750 shares available for a grant under the 2019 Plan.

During 2021, we issued options to purchase 15,000 shares of common stock under the 2019 Plan as stock awards to three Company directors in connection with their joining the board of directors. The options are exercisable at $5 per share through 2031. In 2022, we granted 216,000 options, including 175,000 options to company officers and 41,000 options to employees and a consultant to purchase shares at $2.58 per share.

In 2023 we granted a consultant warrants to purchase 100,000 shares at $2.50 per share for seven years with the option vesting warrants vesting monthly over five years so long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project that approximately $144,000 in stock based compensation will recognized at the rate of $32,000 per year in each of the four years and $16,000 in 2028.

As outlined in each agreement, stock options granted to employees and directors vest over four years in annual installments. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative fee over the applicable service period. Compensation expense for 2023 was $174,000 in 2023 and $118,700 in 2022. Based on current estimates, we project that approximately $120,000 in stock-based compensation expense will be recognized over the next three  years including  approximately $57,000 in 2024, $57,000 in 2025, $6,000 in 2026.

On February 27, 2023, the  board of directors Compensation Committee approved an “Incentive Shares” proposal wherein, so long as the Company’s publicly traded warrants are outstanding, senior management will be granted 250,000 shares of common stock as an award upon our share price reaching $8.50 per share for twenty consecutive trading days. The total estimated expense of the award was determined using a lattice model with assumptions similar to the stock option calculation.  The total estimated expense of this award was determined to be $265,000. For 2023, Stock based compensation included $105,000 of expense for the award. We project approximately $160,000 of stock-based compensation will be recognized over the next two years including approximately $126,000 in 2024 and $36,000 in 2025.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of our common stock as of the grant date;
•	Exercise price – The stated exercise price of the stock option;
•	Expected life – The simplified method;
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option;
•	Volatility – Estimated volatility;
•	Risk-free interest rate – The daily US Treasury yield corresponding to the expected life of the award.

Information regarding our stock options is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstandingat January 2, 2022	15,000	$5.00	8.3	0
Granted	216,000	2.58	9.3	$0
Exercised	0	0	0
Canceled, forfeited, or expired	(10,750)	2.58	0
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Options exercisable at January 1, 2023	56,250	3.23	9.0

Options outstanding on January 1, 2023	220,250	$2.74	9.0	0
Granted	100,000	2.50	6.2	0
Exercised	0
Canceled, forfeited, or expired	(1,000)	2.58
Options outstanding at December 31, 2023	319,250	$2.62	7.6	$0
Options exercisable at December 31, 2023	106,702	$2.85	8.3	$0

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options with the following weighted-average assumptions for grants during the year ended January 1, 2023 there were no options granted during the year ended December 31, 2023:

	Fiscal 2023	Fiscal 2022
The fair value of options and warrants granted during the period	$1.60	$1.39
Expected life (in years)	6.0	4.83
Expected dividend	—	—
Expected stock volatility	63%	63%
Risk-free interest rate	3.75%	2%

NOTE 9 – LONG-TERM DEBT

We had the following long-term debt obligations:	December 31, 2023	January 1, 2023
Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,489,299	$2,864,484

Minnesota Small Business Emergency Loan paid in full, June 2023	-	3,208
Total long-term debt	2,489,299	2,867,692
Less - unamortized debt issuance costs	(36,199)	(41,599)
Current maturities	(183,329)	(167,616)
Long-term debt, less current portion	$2,269,771	$2,658,477

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows:

12/29/2024	$183,329
12/28/2025	189,829
1/2/2027	196,502
1/2/2028	203,410
12/31/2028	210,519
Thereafter	1,581,299

$2,489,299

NOTE 10 – ACQUISITIONS

We acquired three separate restaurant properties in 2022. The acquisitions were accounted for using the acquisition method of accounting following ASC 805 “Business Combinations.” Accordingly, the consolidated statements of operations include the results of these operations from the date of acquisition. The assets acquired were recorded at their estimated fair values.

Keegan’s

On March 2, 2022, BT Brands, through its 1519BT, LLC subsidiary (“1519BT“), purchased the net assets of Keegan’s, a fresh seafood restaurant in Indian Rocks Springs, Florida. Concurrent with the purchase, we entered a 131-month lease for the approximately 2800 square foot space that Keegan’s has occupied for over thirty-five years. We acquired Keegan’s tradename as part of the purchase and continue to operate the business as Keegan’s Seafood Grille. The purchase price was approximately $1.15 million, paid in cash at closing. For Keegan’s acquisition, based on an appraisal of asset values, we recorded $547,900 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

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

Village Bier Garten

On August 4, 2022, through our 1519BT, LLC subsidiary, we purchased the assets and the business operating as Van Stephan Village Bier Garten, now rebranded as the Village Bier Garten (“VBG”), a full-service bar and restaurant in Cocoa, Florida. The restaurant features a German-themed menu; specialty imported European beers and regular entertainment. The purchase price was $690,0000, paid in cash at closing. Concurrent with the purchase, we entered a five-year lease with three five-year renewal options for the property currently occupied by the business. Triple net lease terms call for an initial monthly rent of $8,200. For VBG, based on an appraisal of asset values, we recorded $83,000 in goodwill, representing the excess of fair value over the purchase price of the identifiable assets; the allocation to purchased goodwill is expected to be deductible for income tax purposes over fifteen years.

The following table presents the fair value of the assets acquired and liabilities assumed in the acquisitions. Goodwill recognized in acquired businesses is the excess over the fair value of the acquired assets and represents the value of existing repetitive customers of the businesses, employees, management, and management systems acquired and are in use in the acquired businesses:

Assets acquired:	Keegan’s	PIE	VBG
Inventory	$10,490	$23,500	$22,000
Equipment	119,000	646,000	154,000
Furniture and fixtures	22,000	78,000	12,000
Leasehold improvements	287,000	175,000	329,000
Trademarks and tradenames	181,000	163,000	49,000
Non-compete agreement	0	57,000	41,000
Total assets acquired	619,490	1,142,500	607,000
Current liabilities assumed	(17,390)	(23,220)	0
Net assets acquired	602,100	1,119,280	607,000
Goodwill	547,900	40,320	83,000
Net purchase price	$1,150,000	$1,159,600	$690,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Next Gen Ice

In 2019, the Company made cash advances to Next Gen Ice, Inc. (“NGI”), totaling $179,000. Our CEO, Gary Copperud, was and continues to serve as Chairman of the board of directors of NGI. Our Chief Operating Officer, Kenneth Brimmer, is a member of the board of directors of NGI and serves as its Chief Financial Officer on a contract basis. At the time the loans were made, Mr. Copperud controlled approximately 34% of the outstanding equity of NGI. As consideration for a loan maturity extension in 2020, we received 179,000 shares of NGI common stock and warrants to purchase 358,000 shares at $1.00 per share through March 23, 2028. The Company invested $229,000 in NGI Series A1 8% Cumulative Convertible Preferred Stock on February 2, 2022, including a five-year warrant to purchase 34,697 shares at $1.65 per share. All outstanding preferred share were converted to common stock during 2023 and we received 157,496 common shares of NGI in exchange for the preferred shares and accrued dividends. The NGI common stock and common stock purchase warrants received in March 2020 were recorded in 2020 at a value determined by us of $75,000. The investment in NGI does not have a readily determinable market value. The NGI investment is carried at the cost we determined when the shares and warrants were received.

NOTE 12 – MAJOR VENDOR

For the year ended December 31, 2023, approximately 60% of our food and paper cost of goods sold is represented by product purchases from one vendor. On December 31, 2023, the amount due to the major vendor totaled $268,849. In fiscal 2022, approximately 60% of our purchases were from the same vendor. On January 1, 2023, the amount due to this vendor was $272,657.

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

Item 9. Changes in and Disagreements with on Accounting and Financial Disclosure.

None.

Item 9A. Evaluation of Disclosure Controls and Procedures.

(a) DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No matter how well conceived and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of this evaluation, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

(c) MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2023, the company identified a material weakness which originated in fiscal 2022 and continues in its design of controls over accounting and reporting of significant, non-recurring events and complex transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim financial statements, which would not be prevented or detected.

(d) REMEDIATION PLAN

The Company has an ongoing improvement and remediation plan for the identified material weakness. In fiscal 2024, for transactions it considers complex, the Company may engage an accounting expert to assist with the accounting for significant, non-recurring events and complex transactions.

The remediation actions are subject to ongoing senior management review and Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.

(e) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In addition to the matters discussed previously, the Company identified consultants as an extension of management to assist in the accounting for acquisitions during the fiscal year ending December 31, 2023. For fiscal 2023 the Company did not make any new acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter, which ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	65	Chief Executive Officer and Director
Kenneth Brimmer	68	Chief Operating Officer and Chairman
Allan Anderson	70	Director
Terri Tochihara-Dirks	62	Director
Steven W. Schussler	68	Director

Background Information about our Officers and Directors

Gary Copperud has served as the Chief Executive Officer and a director of the Company since July 31, 2018, when we completed the Share Exchange. He was a founding member of the predecessor to BT Brands in 2007. He served as its managing manager and Chief Financial Officer from its inception until the completion of the Share Exchange. Mr. Copperud was a founding shareholder of Next Gen Ice, Inc., now NGI Corporation, a provider of automated ice delivery systems to convenience stores and other markets. Since July 2019, he has served as the chairman of its board of directors. Mr. Copperud has served as CEO of Bagger Dave’s Burger Tavern since June, 2022. Before that, Mr. Copperud is self-employed in real estate investment and development. We believe Mr. Copperud’s tenure with Burger Time and prior experience as a member of the board of directors of a public company qualifies him to serve on our board of directors.

Kenneth Brimmer has served as the Chief Operating Officer, Chairman of our board of directors, and Principal Accounting Officer since July 31, 2018. Since October 2019, Mr. Brimmer has been a member of the board of directors of NGI Corporation (formerly Next Gen Ice, Inc.). and currently serves as its Chief Financial Officer. Sinc June, 2022, Mr. Brimmer has served as also Chairman, COO, and Chief Financial Officer of Bagger Dave’s Burger Tavern , Inc. Mr. Brimmer has a wide range of experience with several early-stage and rapidly growing businesses, serving at various times as President, Chief Executive Officer, director, and Audit Committee Chairman of several public and private companies. Mr. Brimmer previously was the Chief Executive Officer of Hypertension Diagnostic, Inc. (“HDI”). He served on the board of HDI since 1998 and was its CEO from September 2012 until May 2020. Mr. Brimmer is the CEO of privately-held Brimmer Company, LLC, which has provided consulting management services to BT Brands and NGI Corporation, Inc. Mr. Brimmer was a Director of Landry’s Restaurants from June 2004 until April 2017 and served on the Audit and Compliance Committee of its Golden Nugget – New Jersey Casino. Previously, he was President of Rainforest Cafe, Inc., which grew from start-up to over 6,000 employees from April 1997 until April 2000, and he was Treasurer from its inception in 1995 until April 2000. During the time Mr. Brimmer served as Treasurer of Rainforest Cafe, it raised over $200 million through a combination of private and public stock offerings. Prior to Rainforest, Mr. Brimmer was employed by Berman Consulting, LLC, a financial and investment management company, from 1990 until April 1997. Mr. Brimmer has a degree in accounting and worked as a certified public accountant (inactive) in the audit division of Arthur Andersen & Co. from 1977 through 1981. We believe Mr. Brimmer’s extensive career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on and chair our board of directors.

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

Terri Tochihara-Dirks joined our board of directors as an independent director, serves as the chair of our compensation committee, and is a member of the audit committee, commencing on the date our common stock and warrants were listed on The Nasdaq Stock Market. Since 2008, Ms. Tochihara-Dirks has been the co-owner, with her husband, of The Oberon Assisted Living, a privately held healthcare community in Arvada, Colorado. Her responsibilities include operations and infection prevention. From 1986 to 2006, she held various positions with AT&T retiring in 2006 as the Mountain States Region Vice President of Sales. Ms. Tochihara-Dirks has served on several not-for-profit Boards of Directors, including the Denver Chamber of Commerce and Denver Junior Achievement. Ms. Tochihara-Dirks is qualified to serve on our board, as the chair of the compensation committee, and as a member of our audit committee because of her broad business experience both operating her own business and as an executive of a multi-national corporation.

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

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation, or removal. Executive officers are appointed and serve at the board of director’s discretion.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the SEC. Directors, executive officers, and ten percent of stockholders must also furnish us with copies of all Section 16(a) forms they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2023.

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

Independence of our Board of Directors and Board Committees

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed Company’s board of directors to be comprised of “independent directors,” as defined in such rule, subject to specified exceptions. In addition, the NASDAQ Listing Rules require that, subject to limited exceptions, each member of a listed company’s audit, compensation and nominating committees be independent as defined under the NASDAQ Listing Rules; audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act; and compensation committee members also satisfy an additional independence test for compensation committee members under the NASDAQ Listing Rules. If a listed company does not have a nominating committee, as permissible under NASDAQ Listing Rules, director nominees must either be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate.

Our board of directors has evaluated the independence of its members based on the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors determined that Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The other seated directors will not be considered independent because each is an officer of the Company.

Leadership Structure of the Board

Our bylaws provide our board of directors with the flexibility to combine or separate the positions of Chairman of our board of directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the Company's best interests.

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

Role of Board in Risk Oversight Process

Our board of directors has oversight responsibility for the risk management process. The board of directors administers its oversight function through committees, retaining responsibility for general oversight of risks. The committee chairs will be responsible for reporting findings regarding material risk exposure to the board of directors as quickly as possible. The board of directors delegates to the audit committee oversight responsibility to review our code of ethics, including whether the code of ethics is successful in preventing illegal or improper conduct, and our management’s risk assessments and management financial risk management policies, including the policies and guidelines used by management to identify, assess and manage our exposure to financial risk. Our compensation committee assesses and monitors any significant compensation-related risk exposure and the steps management should take to monitor or mitigate such exposure.

Meetings of the Board

During fiscal 2023, our board of directors held four in-person or telephonic meetings. Each director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which they serve. In addition, our board of directors acted unanimously with written consent on five occasions.

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

The following table sets forth the members of each board committee as of December 31, 2023, and the number of meetings held by the board and committees during our fiscal year ended December 31, 2023:

Director	Board of Directors	Audit Committee	Compensation Committee
Gary Copperud	X
Kenneth Brimmer	X
Allan Anderson	X	Chair	X
Terri Tochihara-Dirks	X	X	Chair
Steven W. Schussler	X	X	X
Number of meetings held	4	2	1

The primary functions of each committee of the board are described below:

Audit Committee

Our audit committee comprises Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Schussler. Our board of directors has determined that all of the members of the Audit Committee are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Anderson is the chair of the audit committee. Our board of directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Our independent registered public accounting firm and management periodically met privately with our audit committee four times during 2023.

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

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), approved by the SEC on August 6, 2021, we have taken steps to meet the diversity objective set out in this rule within the applicable transition period. The following is our Board Diversity Matrix as of March 15, 2024:

Board Diversity Matrix (As of March 15, 2024)
Total Number of Directors: five	Female	Male	Non- Binary	Did Not Disclose
Part I: Gender Identity
Directors	1	4	0	0
Part II: Demographic Background
African American or Black
Asian			0	0
Hispanic or Latinx	1
Native Hawaiian or Pacific Islander
White
Two or More Ethnicities		4
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

Insider Trading Policy

On March 14, 2024 we adopted an Insider Trading Policy that sets forth restrictions on trading in our securities and prohibits all of our directors, officers and certain employees, as well as any other person having access or potential access to material information, from entering into any purchases, sales, giving away or otherwise trading the Company’s securities while in possession of material nonpublic information about the Company or providing that information to others outside the Company, entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities; short sales; and puts, calls or other derivative securities on the Company’s securities, unless advance approval is obtained from the Company’s Chief Operating Officer. Additionally, a director, officer, or certain employee may not hold Company securities in a margin account or pledge Company securities as collateral for a loan, unless advance approval is obtained from the Company’s Chief Operating Officer. This policy also applies to the foregoing persons’ family members and friends. This policy was adopted to promote compliance with federal securities laws and applicable Nasdaq requirements. Our Insider Trading Policy allows for purchases or sales of Company securities made in compliance with a written plan that meets the requirements of Rule 10b5-1 of the Exchange Act, and sets forth the applicable trading window periods where directors and designated employees can trade in the Company’s securities.

Clawback Policy

In March 2024, our Board adopted a Clawback Policy that applies to all of our current and former executive officers. Under the Clawback Policy, if we are required to prepare an accounting restatement, we are required to recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. Incentive compensation includes any annual bonuses and other short- and long-term cash incentives; stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares; provided that, such compensation is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure. The recoverable amount is the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The Board will determine the method for recouping incentive compensation hereunder which may include, requiring reimbursement of cash incentive compensation previously paid; seeking recovery of any gain realized on the vesting, exercise, settlement, sale, transfer, or other disposition of any equity-based awards; cancelling outstanding vested or unvested equity awards; and/or taking any other remedial and recovery action permitted by law, as determined by the Board.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2022 and 2023 fiscal years by our principal executive officer and principal financial officer (the named executive officers). No other officer or employee of the Company received total compensation for either 2022 or 2023, as determined in accordance with Item 402 of Regulation S-K, which exceeded $100,000:

Officer Compensation

In fiscal 2023, the Company paid Mr. Copperud a salary of $250,000 to serve as our Chief Executive Officer, which included compensation payable under an Employment Agreement that we entered into with Mr. Copperud in July 2022, as described below under the heading “Employment Agreements.” During fiscal year 2022, we paid Mr. Copperud a salary of $150,000 to serve as the Chief Executive Officer. In addition, the Audit Committee approved a $100,000 bonus for Mr. Copperud for the 2022 fiscal year for the successful completion of our IPO that closed in November 2021.

During fiscal 2023, the Company paid Mr. Brimmer a salary of $175,000 to serve as our Chief Financial Officer, which included salary payable under an Employment Agreement that we entered into with Mr. Brimmer in July 2022, as described below under the heading “Employment Agreements.”

Employment Agreements

On July 7, 2022, the Company entered into an employment agreement with Gary Copperud pursuant to which Mr. Copperud was appointed to serve as our Chief Executive Officer. Under the Agreement, Mr. Copperud receives an annual base salary of $250,000, which shall be reviewed at least annually by the board. Mr. Copperud is eligible to receive an annual bonus subject to the discretion of the board's Compensation Committee. The employment agreement is for a term of three years subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Copperud terminates the agreement without good reason, including any failure to renew Mr. Copperud’s employment, we will be required to pay Mr. Copperud all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Copperud continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Copperud’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Copperud will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Copperud’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case following a change in control )(as defined in the agreement), Mr. Copperud will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Upon his appointment as chief executive officer, Mr. Copperud received a $100,000 signing bonus.

On July 7, 2022, the Company entered into an employment agreement with Kenneth Brimmer pursuant to which Mr. Brimmer was appointed to serve as our Chief Financial Officer. Under the Agreement, Mr. Brimmer receives an annual base salary of $200,000 which shall be reviewed at least annually by the board. Mr. Brimmer is eligible to receive an annual bonus subject to the discretion of the board's Compensation Committee. The employment agreement is for a term of three years subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Brimmer terminates the agreement without good reason, including any failure to renew Mr. Brimmer’s employment, we will be required to pay Mr. Brimmer all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Brimmer continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Brimmer’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Brimmer will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Brimmer’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case within 12 months following a change in control )(as defined in the agreement), Mr. Brimmer will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

Compensation Plans

Summary of 2019 Incentive Plan

The principal features of the 2019 Incentive Plan (the “2019 Plan”), as amended by the stockholders at the 2022 annual meeting, are summarized below. The following summary does not purport to be a complete description of all of the provisions of the 2019 Plan. It is qualified in its entirety by referencing the full text of the 2019 Plan, as amended.

Eligibility

Eligibility to participate in the 2019 Plan is limited to our and our affiliates’ employees, officers, directors, and consultants as determined from time to time by the compensation committee. Incentive stock options may be granted only to employees of the Company or its subsidiaries.

Administration

The Compensation Committee of the board administers the 2019 Plan. The compensation committee reviews and approves (or it deems appropriate, makes recommendations to our full board regarding) modifications to the 2019 Plan. Subject to the terms of the 2019 Plan, the compensation committee has the authority to (i) grant and amend equity awards, (ii) interpret any provision of the 2019 Plan, any equity award, or any award agreement and (ii) make all determinations and decisions necessary for the administration of the 2019 Plan. All determinations and decisions by the compensation committee under the 2019 Plan are at the sole discretion of the Compensation Committee and are binding. However, the board has retained the right to exercise the compensation committee's authority to the extent consistent with applicable law and the applicable stock exchange requirements.

Number of Authorized Shares

The 2019 Plan allows the issuing of 1,000,000 shares of common stock upon awards granted.

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

Stock Options. The Plan Administrator may grant a participant options to purchase our common stock that qualifies as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”). These options do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise, will be determined by the Plan administrator. The Plan Administrator, in its discretion, will determine the exercise price for stock options, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights. The Plan Administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The Plan Administrator will determine the exercise price for a SAR at its discretion, provided that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

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

Performance Awards. The Plan Administrator may grant performance awards to participants under such terms and conditions as the Plan Administrator deems appropriate. A performance award entitles a participant to receive a payment from us based on attaining predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock, or a combination thereof, as determined by the Plan administrator.

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

Cash-Based Awards. The Plan Administrator may grant cash-based incentive compensation awards, including performance-based annual cash incentive compensation, to covered employees subject to Section 162(m) of the Code. The Plan Administrator will determine the terms and conditions of each cash-based award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of January 1, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock not Vested	Market Value of Shares Vested
Gary Copperud, Chief Executive Officer	40,000	60,000	$2.58	2/9/32	0
Kenneth W. Brimmer, Chief Operating Officer	30,000	30,000	$2.58	2/9/32	0

Director Compensation

We have not adopted a compensation program for members of our board of directors and its committees. We expect that the compensation of our directors will be designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our stockholders. Such compensation may consist of cash for meetings attended and options or other awards to purchase our common stock at the fair market value per share of common stock on the grant date, both upon joining the board and for each year of service. Such awards will be subject to vesting as determined by the board's Compensation Committee. directors who are also executive officers will not be entitled to compensation for their service as a director, committee member, or chair of our board of directors or any committee of our board of directors.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any board of directors meeting.

Upon closing our IPO and listing on The Nasdaq Stock Market in the fourth quarter of 2021, Allan Anderson, Teri Tochihara-Dirks, and Steven Schussler joined our board as non-employee directors. We agreed to pay each employee director $500 for each board meeting attended, and $250 for each committee meeting attended. In addition, we issued to each such person fully vested options to purchase 5,000 shares of common stock under the 2019 Plan, which are exercisable at $5.00 per share and expire ten years after the date of the grant we also have agreed to issue to each such person options to purchase 2,000 shares of common stock during each year that such person serves on the board of directors.

The following table sets forth all compensation awarded to, earned by, or paid to our directors for the year ended December 31, 2023. Please note that Mr. Copperud and Mr. Brimmer receive no compensation for their role as directors, and the entirety of their compensation is reported in the Summary Compensation Table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of our common stock beneficially owned as of March 29, 2024, by (i) each person (or group of affiliated persons) whom we know to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The percentage of shares beneficially owned is computed based on 6,461,118 shares of our common stock outstanding as of March 29, 2024.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2024. However, we did not deem such shares outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

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

Our Related-Party Transaction Policy defines a “Related-Party Transaction” as a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any Related Party had, has or will have a direct or indirect interest.

Our Related-Party Transaction Policy defines a “Related Party” as any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer or a nominee to become a director; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owners in which such person has a beneficial ownership interest of 10% or more.

Transactions with Related Parties

Below we describe transactions and any series of related transactions to which we were a party or may be a party and which we have entered into since January 3, 2021, or is currently proposed, in which the amounts involved exceed or will exceed the lesser of $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years and any of our directors, executive officers or holders of more than five percent of our capital stock, or an affiliate or immediate family member or such persons, had or will have a direct or indirect material interest.

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

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions to which we were or are to be a party, in which the amount involved exceeds the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder whom we know to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14. Principal Accounting Fees and Services.

Boulay, PLLP (“Boulay”) has been our principal accountant since 2015.

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation, and oversight of our independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee participates in evaluating the lead audit partner and considers whether the firm should be regularly rotated.

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

The following is a summary of the fees billed to us by Boulay for professional services rendered for the fiscal years ended December 31, 2023 (fiscal 2023) and January 1, 2023 (fiscal 2022):

	2023	2022
Fee Category
Audit fees (1)	$165,830	$193,123
Audit-related Fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$165,830	$193,123

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2023, and January 1, 2023, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

(3)	Exhibits

Exhibit Number	Description	Location Reference
3.1	Amended and Restated Certificate of Incorporation.	1
3.1(a)	Amendment to Articles of Incorporation	3
3.2	Amended and Restated Bylaws.	1
3.2.1	First Amendment to Amended and Restated Bylaws	2
4.1	Specimen stock certificate evidencing shares of common stock.	1
4.2	Form of Warrant issued to investors in the 2018 Private Placement of Securities.	1
4.3	Form of Placement Agent Warrant issued to Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*
10.1	Share Exchange Agreement dated July 31, 2018, by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust.	1
10.2	Form of Securities Purchase Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.3	Form of Registration Rights Agreement, dated July 31, 2018, by and between the registrant and the investors in connection with the 2018 Private Placement of Securities.	1
10.4	Form of Placement Agent Agreement between the registrant and Maxim Group, LLC in connection with the 2018 Private Placement of Securities.	1
10.5	Form of Registration Rights Agreement, dated July 31, 2019, by and between the registrant and certain stockholders.	1
10.6	Operating Agreement dated October 15, 1974, between American Dairy Queen Corporation and William N. Empey.	1
10.7	Assignment of Dairy Queen Operating Agreement by Weyer Investments Ltd. to BTNDDQ, LLC, including consent of American Dairy Queen Corporation	1
10.8	Distribution Agreement between Sysco Western Minnesota, Inc. and, Sysco Cincinnati, Inc., and BTND, LLC, dated June 3, 2018.	1
10.9	Promissory Note dated July 1, 2019, in the principal amount of $225,000 made by the registrant in favor of BTND Trading. LLC	1
10.10	2019 Incentive Plan and award agreements thereunder.	2+
10.11	Loan Modification and Extension Agreement dated March 2, 2020, between the registrant and Next Gen Ice, Inc.	4
10.12	Purchase Agreement dated March 2, 2022, by and between BT Brands, Inc. and Keegan’s Seafood Grille, Inc.	5
10.13	Lease Agreement dated March 2, 2022, by and between BT Brands, Inc. and NFK Properties, LLC, with respect to the real property located at 1519 Gulf Boulevard, Indian Rocks Beach, Florida 33785.	5
10.14	Purchase Agreement dated May 11, 2022, by and between BT Brands, Inc., Pie in the Sky and Erik Gura, the owner of the assets.	6
10.15	Lease Agreement dated May 11, 2022, by and between BT Brands, Inc., and Martha Ertmann LLC, with respect to the real property located at 10 Water Street, Woods Hole, Massachusetts.	6
10.16	Employment Agreement dated as of July 7, 2022, by and between Gary Copperud and the Registrant	*+
10.17	Employment Agreement dated as of July 7, 2022, by and between Kenneth Brimmer and the Registrant	*+
10.18	Purchase Agreement dated July 8, 2022, by and between 1519BT, LLC, a wholly owned subsidiary of the registrant, and L. Fagan Enterprises, Inc., as the owner of the assets.	7
10.19	Lease Agreement dated August 4, 2022, by and between 1519BT, LLC, a wholly-owned subsidiary of the registrant, and Stephan Properties of Florida Inc., with respect to the real property located at 415 Delannoy Avenue, Cocoa, Florida and 409 Delannoy Avenue, Cocoa, Florida.	7
21.1	Subsidiaries of the Registrant	*

60

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

BT BRANDS, INC.

Date: April 1, 2024	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By	/s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
By:	/s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer and Chairman)	April 1, 2024
By:	/s/Allan Anderson	Director	April 1, 2024
By:	/s/ Steven Schussler	Director	April 1, 2024
By:	/s/ Terri Tochihara-Dirks	Director	April 1, 2024

