Form 10-Q
period 2024-03-31
BT Brands, Inc.
filed 2024-05-15
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 001-41061

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

At May 1, 2024, there were 6,246,118 shares of common stock outstanding.

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

•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	loss of key personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	changes in economic conditions, adverse weather, and other unforeseen conditions:
•	inadequately protecting our intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed in the Company’s Annual Report on Form 10-K under “Business” and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Page 2 of 22

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, will result in the consequences we anticipate or affect us or our operations in the ways we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates regarding those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission.

Page 3 of 22

Page 4 of 22

 PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$4,668,295	$5,300,446
Marketable equity securities	1,458,213	1,392,060
Receivables	13,263	28,737
Inventory	226,218	201,333
Prepaid expenses and other current assets	77,824	47,246
Assets held for sale	258,751	258,751
Total current assets	6,702,564	7,228,573

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,225,456	3,247,013
OPERATING LEASES RIGHT-OF-USE ASSETS	1,732,525	1,789,285
INVESTMENTS	928,306	1,022,806
DEFERRED INCOME TAXES	323,500	206,000
GOODWILL	671,220	671,220
INTANGIBLE ASSETS, NET	368,970	395,113
OTHER ASSETS, NET	48,776	49,202

Total assets	$14,001,317	$14,609,212
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$629,504	$555,247
Broker margin loan	-	115,899
Current maturities of long-term debt	171,782	183,329
Current operating lease obligations	213,995	215,326
Accrued expenses	399,906	480,289
Total current liabilities	1,415,187	1,550,090

LONG-TERM DEBT, LESS CURRENT PORTION	2,237,610	2,269,771
NONCURRENT OPERATING LEASE OBLIGATIONS	1,551,491	1,600,622
Total liabilities	5,204,288	5,420,483
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,246,118 shares outstanding at March 31, 2024 and December 31, 2023	12,492	12,492
Less cost of 215,000 Treasury Stock	(357,107)	(357,107)
Additional paid-in capital	11,637,235	11,583,235
Accumulated deficit	(2,495,591)	(2,049,891)
Total shareholders’ equity	8,797,029	9,188,729

Total liabilities and shareholders’ equity	$14,001,317	$14,609,212

             See Notes to Consolidated Condensed Financial Statements

Page 5 of 22

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended,	13 Weeks Ended,
	March 31, 2023	April 2, 2023

SALES	$3,190,147	$3,070,798

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,278,958	1,290,323
Labor costs	1,386,686	1,202,760
Occupancy costs	336,275	357,125
Other operating expenses	203,900	195,614
Depreciation and amortization expenses	160,542	163,507
General and administrative expenses	454,615	425,915
Gain on asset sale	-	(313,688)
Total costs and expenses	3,820,976	3,321,556

Loss from operations	(630,829)	(250,758)
UNREALIZED GAIN ON MARKETABLE EQUITY SECURITIES	114,763	69,856
INTEREST EXPENSE	(27,488)	(25,533)
INTEREST AND DIVIDEND INCOME	74,854	89,048
EQUITY IN NET LOSS OF AFFILIATE	(94,500)	(54,399)
LOSS BEFORE TAXES	(563,200)	(171,786)
INCOME TAX BENEFIT	117,500	30,000
NET LOSS	$(445,700)	$(141,786)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,246,118	6,280,729

See Notes to Consolidated Condensed Financial Statements

Page 6 of 22

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Outstanding
		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Par Amount	Capital	Deficit	Stock	Total

Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Net loss	-	-	-	(141,786)	-	(141,786)
Stock-based compensation	-	-	35,900	-	-	35,900
Treasury stock purchase	(150,000)	(300)	-	-	(249,925)	(250,225)
Balances, April 2, 2023 (unaudited)	6,246,118	$12,492	$11,445,135	$(1,304,309)	$(356,807)	$9,796,511

		Outstanding Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Par Amount	Capital	Deficit	Stock	Total

Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Net loss	-	-	-	(445,700)	-	(445,700)
Stock-based compensation	-	-	54,000	-	-	54,000
Balances, March 31, 2024 (unaudited)	6,246,118	$12,492	$11,637,235	$(2,495,591)	$(357,107)	$8,797,029

See Notes to Consolidated Condensed Financial Statements

Page 7 of 22

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	13 Weeks ended,
	March 31, 2024	April 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(445,700)	$(141,786)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	160,542	163,507
Amortization of debt issuance costs included in interest expense	1,350	1,350
Deferred taxes	(117,500)	(30,000)
Stock-based compensation	54,000	35,900
Unrealized loss (gain) on marketable securities	(114,763)	(69,856)
Investment gains	(1,487)	(29,177)
Loss on equity method investment	94,500	54,399
Non-cash operating lease expense	6,298	4,736
Gain on sale of assets held for sale	-	(313,688)
Changes in operating assets and liabilities-
Receivables	15,474	62,352
Inventory	(24,885)	(14,656)
Prepaid expenses and other current assets	(30,578)	(27,027)
Accounts payable	74,257	(47,894)
Accrued expenses	(80,383)	(122,419)
Net cash used in operating activities	(408,875)	(474,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from asset sale	-	496,000
Purchase of property and equipment	(112,416)	(107,017)
Purchase of marketable securities	(5,370,898)	(1,026,917)
Proceeds from sale of marketable securities	5,276,398	5,741,908
Net cash provided by (used in) investing activities	(62,319)	5,103,974
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on margin loan to finance the purchase of marketable securities	(115,899)	(791,370)
Principal payments on long-term debt	(45,058)	(244,297)
Purchase of treasury shares	-	(250,225)
Net cash used in financing activities	(160,957)	(1,285,892)

CHANGE IN CASH	(632,151)	3,343,823

CASH, BEGINNING OF PERIOD	5,300,446	2,150,578

CASH, END OF PERIOD	$4,668,295	$5,494,401

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$26,138	$24,183

See Notes to Consolidated Condensed Financial Statements

Page 8 of 22

BT BRANDS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending December 31, 2023. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 2023, and the related notes included in our Form 10-K for the fiscal year ending December 31, 2023.

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

We operate restaurants in the eastern two-thirds of the United States. As of March 31, 2024, including our an approximately 40% owned Bagger Dave’s business, we operated eighteen restaurants comprising the following:

·	Seven Burger Time fast-food restaurants and one Dairy Queen franchise located in the North Central region of the United States, collectively (“BTND”);
·	Bagger Dave’s Burger Tavern, Inc., an approximately 40% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s” or “BD”);
·	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
·	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
·	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”).

Our Dairy Queen store has operated under a franchise agreement with International Dairy Queen wherein we paid royalty and advertising payments to the franchisor as required by the franchise agreement. Effective October 17, 2023, we agreed with International Dairy Queen to terminate the franchise agreement and to offer to sell the location to a potential new franchisee. The location has a net book value at March 31, 2024, of $440,384, including the remaining value of the franchise agreement intangible asset. Under the terms of the agreement with International Dairy Queen, we will continue to operate the agreement for six months until May 1, 2024. Our current plan is to redevelop the property into a Burger Time location. Following a brief closure, we expect to commence operations as a Burger Time at the Ham Lake, Minnesota location in June 2024.

Page 9 of 22

Business

As of March 31, 2024, BT Brands own and operate eleven restaurants, including seven Burger Time restaurants in the North Central region of the United States, and a Dairy Queen fast-food franchised location in suburban Minneapolis, Minnesota, collectively (“BTND”). We own and operate Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery in Woods Hole, Massachusetts, and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants offer a variety of burgers and other affordable foods, sides, and soft drinks. Our Dairy Queen restaurant offers a proscribed menu of burgers, chicken, sides, ice cream, proprietary desserts, novelty items, and various beverages. Keegan’s has operated in Indian Rocks Beach, Florida, for more than thirty-five years offering a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. VBG is a full-service restaurant and bar featuring a German-themed menu, specialty imported European beers, and regular entertainment. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other souvenir items. “Souvenir” items account for an insignificant portion of our sales.

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s Burger Tavern, Inc. (“Bagger”). At the time of the share purchase, our ownership represented 41.2% of Bagger. We acquired the shares from the founder of Bagger Dave’s for $1,390,000, or approximately $0.114 per share. Two representatives of BT Brands comprise the Board of Directors of Bagger. The Bagger concept offers a variety of burgers, including turkey burgers, hand-cut fries, craft beers, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There currently are six Bagger Dave’s operating restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Our Dairy Queen location has operated under a franchise agreement with International Dairy Queen, wherein we pay the franchisor royalty and advertising fees. We have agreed with International Dairy Queen to terminate the franchise terminates on May 1, 2024. We are currently planning to redevelop the Ham Lake, Minnesota property into a Burger Time, commencing operations in June 2024.

Fiscal Year Periods

BT Brand’s fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2023 was the 52 weeks ending December 31, 2023, and Fiscal 2024 was the 52 weeks ending December 29, 2024. References in this report to periods refer to the 13-week periods in the respective fiscal periods.

Cash and Cash Equivalents

Cash and cash equivalents may include money market mutual funds and United States Treasury Bills with original maturities at the time of purchase of three months or less. Our bank deposits often exceed the amount insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money market funds above the insured amount. We do not believe there is a significant risk related to cash.

Investments

As of March 31, 2024, noncurrent investments include our net equity method investment of $624,306 in Bagger Dave’s and our $304,000 total investment in NGI Corporation. (NGI). In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. We attributed $75,000 to the value of equity received. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share. In August 2023, our preferred stock in NGI was converted into 157,496 common shares of NGI. Our current ownership of NGI represents less than 2% of its outstanding shares.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the financial information to be audited. For the thirteen weeks ending March 31, 2024, Bagger Dave’s had sales of approximately $1,892,700 and a net loss of approximately $226,000. For the thirteen weeks, ending March 31,2024 our equity share in the loss was approximately $94,500, which is included in the accompanying condensed consolidated statement of operations.

See Note 8 for information regarding our related party investment in NGI.

Page 10 of 22

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

The three levels of the fair value hierarchy are as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we can access at the measurement date.

·	Level 2 inputs are inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the entire term of the asset or liability.

·	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying values of cash, receivables, accounts payable, and other financial working capital items approximate fair value due to their short maturity. The following is a summary of the fair value of Level 1 investments.

	March 31, 2024		December 31, 2023
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Corporate bond fund	$-	$-	$178,500	$178,500
Common stocks	1,458,213	1,458,213	1,213,560	1,213,560
Total	$1,458,213	$1,458,213	$1,392,060	$1,392,060

Receivables

Receivables consist of estimated rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to thirty years.

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

Goodwill and other Intangible Assets and Other Assets

Goodwill is not amortized and is tested for impairment at least annually. The cost of other intangible assets is amortized over their expected useful lives. Other assets include the allocated fair value of the acquired Dairy Queen franchise agreement, which is being amortized over 14 years.

Asset Held for Sale

We closed a Burger Time store in Richmond, Indiana, in 2018. In February 2023, we completed the sale of our former West St. Paul location for a gain reported in the first quarter of 2023 of $313,688. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value.

Page 11 of 22

Income Taxes

The Company follows Accounting Standards Codification (ASC 740, Accounting for Income Taxes. ASC 740 using the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

As of March 31, 2024, we used a net combined federal and state rate of approximately 27.5% in estimating our current tax benefit.

The Company has no accrued interest or penalties relating to income tax obligations. There currently are no federal or state examinations in progress. The Company has not had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per-share amounts if their effect is anti-dilutive. There were no dilutive shares for the periods ending in 2024 and 2023.

NOTE 2 – INTANGIBLE ASSETS

At March 31, 2024 and December 31, 2023, the value of acquired Intangible Assets being amortized are the following:

March 31, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$(73,326)	$24,674
Trademarks, Tradenames, websites	15	393,000	(48,704)	344,296
		$491,000	$(122,030)	$368,970

December 31, 2023-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(51,028)	$46,972
Trademarks, Tradenames, websites	15	393,000	(44,859)	348,141
		$491,000	$(95,887)	$395,113

The total amortization of intangible assets, including covenants not to compete, will approximate $58,900 in 2024, $40,500 in 2025 and approximately $26,200 per year thereafter through 2036 and $7,500 in 2037.

The total amortization expense for the first quarter of 2024 was $26,143, and $14,718 for the thirteen weeks ending April 2, 2023.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Land	$435,239	$435,239
Equipment	4,101,014	3,994,685
Buildings and leasehold improvements	2,469,715	2,463,626

Total property and equipment	7,005,968	6,893,550
Accumulated depreciation	(3,521,761)	(3,387,786)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$3,225,456	$3,247,013

Depreciation expense for the first 13-week periods in 2024 and 2023 was $133,975 and $148,364, respectively.

Page 12 of 22

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2024	December 31, 2023
Accrued real estate taxes	$23,733	$49,357
Accrued bonus compensation	-	119,139
Accrued payroll	199,201	149,587
Accrued payroll taxes	7,989	11,343
Accrued sales taxes payable	103,914	81,683
Accrued vacation pay	17,663	17,663
Accrued gift card liability	23,819	26,844
Other accrued expenses	23,587	24,673
	$399,906	$480,289

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	March 31, 2024	December 31, 2023
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,444,241	$2,489,299
Less - unamortized debt issuance costs	(34,849)	(36,199)
Current maturities	(171,782)	(183,329)
	$2,237,610	$2,269,771

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of March 31, 2024, 779,750 shares were available for grant under the 2019 Incentive Plan.

In 2023 we granted a consultant a warrant to purchase 100,000 shares of common stock at $2.50 per share that expire in 7 years. The warrant vests monthly over 5 years so long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project approximately $144,000 in stock-based compensation will be recognized at the rate of $32,000 per year in each of the first four years and $16,000 will be recognized in 2028.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants in the first quarters of 2024 and 2023 were $23,000 and $26,400. Based on current estimates, we project that approximately $120,000 in stock-based compensation expense for stock options will be recognized over the next three years: $57,000 in 2024, $57,000 in 2025, $6,000 in 2026.

As outlined in each agreement, stock options granted to employees and directors vest 20% upon grant and 20% in annual installments for four years. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period.

Page 13 of 22

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

·	Stock price – Published trading market values of the Company’s common stock as of the grant date.
·	Exercise price – The stated exercise price of the stock option.
·	Expected life – The simplified method
·	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
·	Volatility – Estimated volatility.
·	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

For the 13 Weeks ended April 2, 2023	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	0	0		0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at April 2, 2023	220,250	$2.74	8.9	$0
Options exercisable at April 2, 2023	94,950	$3.18	8.9	$0

For the 13 Weeks March 31, 2024	Number of	Weighted Average Exercise	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Price	(In Years)	Value
Options outstanding at December 31, 2023	319,500	$2.62	7.8	$0
Granted	0	0		0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at March 31, 2024	319,500	$2.62	7.4	$0
Options exercisable at March 31, 2024	106,802	$3.18	8.0	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to $265,000. As a result of the Contingent incentive share award, $31,000 of stock-based compensation was recognized for the thirteen weeks of 2024 and $9,500 for the thirteen weeks of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. We project approximately $160,000 of stock-based compensation will be recognized over the next two years including $126,000 in 2024 and $36,000 in 2025.

NOTE 7 – LEASES

Concurrent with the closing of the acquisition of Keegan’s net assets, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of $537,881 is reflected as a liability in the accompanying financial statements.

Keegan’s lease does not provide an implicit interest rate; and are accounted for as a separte nonlease component. We used our incremental borrowing rate of 3.75% to determine the present value. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax and are accounted for as a separte nonlease component.

Concurrent with acquiring PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 4.5% of the remaining lease obligation of $896,573 is reflected as a liability in the accompanying financial statements.

Page 14 of 22

The PIE lease did not provide an implicit interest rate; we used our estimated incremental borrowing rate of 5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax and are accounted for as a separate nonlease component.

Concurrent with acquiring Village Bier Garten assets, we entered into a five-year lease with the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value discounted at 4.5% of the remaining lease obligation of $331,032 is reflected as a liability in the accompanying financial statements. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease does not provide an implicit interest rate; we used our estimated incremental borrowing rate of 4.5% to determine the present value of future lease payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the lease term. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax and are accounted for as a separte nonlease component.

The weighted average remaining lease term for all leases is approximately 5.0 years. The weighted average discount rate is approximately 4.32%

Following is a schedule of the approximate minimum future lease payments on the operating leases as of March 31, 2024:

Total
Remainder 2024	$217,679
2025	297,436
2026	306,356
2027	258,512
2028	209,233
2029 and thereafter	816,797
Total future minimum lease payments	2,106,013
Less - interest	(340,527)
$1,765,486

The total operating lease expenses for the 13-week period in 2024 and 2023 were approximately $85,000 and $81,000, respectively. Cash paid for leases during the thirteen weeks in 2024 totaled $79,000, and $76,000 in 2023. Variable expenses for lease properties were approximately $9.000 in the first quarter of 2024 and $8,500 in the first quarter of 2023.

The Company also pays a monthly rent under month-to-month arrangements for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

NOTE 8 - RELATED PARTY TRANSACTION

NGI Corporation

Our CEO and CFO also serve as Chairman and CFO, respectively, of NGI Corporation (NGI). BT Brands owns 330,418 common shares and holds warrants to purchase 358,000 common shares at $1.00, expiring March 31, 2028, and 34,697 warrants to purchase additional shares of NGI at $1.65 of NGI. We received 179,000 shares of common stock in NGI as consideration for modifying a note. The common stock and warrants received in the note modification transaction were recorded at a value determined by BT Brands of $75,000. The investment in NGI does not have a readily determinable market value. Therefore, it is carried at a cost determined by BT Brands.

NOTE 9 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are unaware of any significant asserted or potential claims that could impact our financial position.

NOTE 10 – SUBSEQUENT EVENT – ASSET ACQUISITION

Effective May 13, 2024, our 1519BT, LLC subsidiary completed the cash purchase of the operating assets of a restaurant near Stuart, Florida and assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The acquisition price was approximately $875,000. The business operates as Schnitzel Haus, serving various German and American cuisines in a traditional upscale setting. The restaurant has approximately 160 seats in approximately 3,500 square feet and has a full liquor license.

Page 15 of 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” or the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Introduction

As of March 31, 2024, including our partially owned Bagger Dave’s business, we own and operate the following seventeen restaurants:

·	Seven Burger Time fast-food restaurants and one Dairy Queen franchise (“BTND”);
·	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
·	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
·	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
·	Unconsolidated affiliate, Bagger Dave’s Burger Tavern, Inc., 40% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

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

The average customer transaction at our Burger Time restaurants increased by approximately 8% in 2023, and the average check amount is currently about $15.00. This recent increase is principally the result of menu price increases. Many factors influence our sales trends. Our business environment is challenging, as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable Recent Events

Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During 2022, we acquired three operating restaurants and an approximately 40% ownership interest in Bagger Dave’s, an operator of six casual restaurants. We continue to consider new acquisition opportunities.

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

Food costs have increased over the last two years, and we expect to see some moderating inflationary pressure during the remainder of 2024. Beef and egg costs trended down slightly in 2023. Given the competitive nature of the restaurant industry, raising menu prices to fully cover cost increases may be challenging. As a result, future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

Page 16 of 22

Labor is a critical factor in operating our stores. Securing staff to run our locations at capacity has become more challenging in most areas where we operate our restaurants. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. To succeed, we must identify and retain quality employees.

Results of Operations for the Thirteen Weeks Ended March 31, 2024, and the Thirteen Weeks Ended April 2, 2023

The following table sets forth our Condensed Consolidated Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, March 31, 2024		13 weeks ended, April 2, 2023
	Amount	%	Amount	%
SALES	$3,190,147	100.0%	$3,070,798	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,278,958	40.1	1,290,323	42.0
Labor costs	1,386,686	43.5	1,202,760	39.2
Occupancy costs	336,275	10.5	357,125	11.6
Other operating expenses	203,900	6.4	195,614	6.4
Depreciation and amortization	160,542	5.0	163,507	5.3
Gain on sale of an asset	‒	‒	(313,688)	(10.2)
General and administrative	454,615	14.3	425,915	13.9
Total costs and expenses	3,820,976	119.8	3,321,556	108.2
Loss from operations	(630,829)	(19.8)	(250,758)	(8.2)
UNREALIZED GAIN ON MARKETABLE SECURITIES	114,763	3.5	69,856	2.3
INTEREST EXPENSE	(27,488)	(.9)	(25,533)	(0.8)
INTEREST AND OTHER	74,854	2.3	89,048	2.9
EQUITY IN LOSS OF AFFILIATE	(94,500)	(3.0)	(54,399)	(1.8)
INCOME TAX BENEFIT	117,500	3.7	30,000	1.0
NET LOSS	$(445,700)	(14.0)%	$(141,786)	(4.6)%

Net Sales:

Net sales for the first fiscal quarter of 2024 increased $119,349 to $3,190,147 from $3,070,798 in the same period in fiscal 2023. Reflecting sales increases at most of our locations and the closing of the leased Sioux Falls location in February.

Restaurant unit sales for Burger Time for the first 13 weeks ranged from a low of approximately $125,000 to a high of approximately $290,000. The average sales for each Burger Time unit were approximately $209,000 in 2024, approximately $29,000 above the same period in 2023.

Our various restaurants all experience unique seasonal sales patterns.  The first quarter was seasonally slower for BTND and PIE, which had sales of $446,000, an increase of 4% from the same quarter a year ago.

Costs of Sales - food and paper:

The cost of sales—food and paper—for the fiscal 2024 period decreased as a percentage of restaurant sales to 40.1% from 42.0% in the first quarter of fiscal 2023. This decrease was the net result of moderating inflationary pressures, including a decline in the cost of several key inputs from a year ago.

Page 17 of 22

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses, gain on sales of assets, and depreciation and amortization) as a percentage of restaurant sales increased slightly to 100.5% of sales in the first fiscal quarter of 2024 from 99.2% in the similar period of fiscal 2023. This increase was the result of higher labor costs and declining and stabilizing commodity costs, as well as the matters discussed in the “Cost of Sales, - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

Labor Costs

For the first quarter of fiscal 2024, labor and benefits costs increased as a percentage of restaurant sales to 43.5% from 39.2% in fiscal 2023. The increase in the percentage cost resulted from tighter labor markets, which resulted in higher hourly wage costs offset by leveraging existing staffing and higher labor costs associated with the PIE acquisition. Payroll costs are semi-variable, meaning they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses

For the first fiscal quarter of 2024, occupancy and other expenses decreased to 16.9% of sales from 18.0% in the same period in 2023, reflecting the impact of a sales increase on fixed costs.

Depreciation and Amortization Expense:

For the first fiscal quarter of 2024, depreciation and amortization expenses were $160,542 (5.0% of sales), approximately the same as in the prior year of $163,507 (5.3% of sales).

General and Administrative Costs

General and administrative costs in the first fiscal quarter of 2024 were $454,615, up $28,700 from the same period in previous year’s first quarter of $425,915. They were 14.3% of sales, an increase from 13.9% in the previous year.

Loss from Operations

The loss from operations for the first quarter of fiscal 2024 was $630,829 compared to a loss of $564,446 in the prior fiscal year calculated before the asset sale gain and reflects slightly improved sales and higher hourly wage rates in virtually all of the company’s businesses and the items discussed in the “Net Sales” and “Restaurant Operating Costs” sections above.

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

	13 weeks ended,
	March 31, 2024	April 2, 2023
Sales	$3,190,147	$3,070,798
Reconciliation:
Loss from operations	(630,829)	(250,788)
Gain on asset sale	-	(313,688)
Depreciation and amortization	160,542	163,507
General and administrative, corporate-level expenses	454,615	425,915
Restaurant-level EBITDA	$(15,672)	$24,946
Restaurant-level EBITDA as a percentage of sales	(.5)%	.8%

Page 18 of 22

Liquidity and Capital Resources

The public response to COVID-19 positively impacted sales and liquidity. Customer activities have returned to normal patterns, resulting in a decline in sales activity to historic levels. More recently, our Burger Time business sales have shown a slight upward trend. On March 31, 2024, we had $6.1 million in cash and marketable securities and net working capital of $5.3 million, a net working capital decrease of $.4 million from December 31, 2023.

Recent and unforeseen public health matters may impact the United States economy in the future. It is difficult to predict the ultimate impact on the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred and possibly increase. Our primary liquidity and cash flow sources are operating cash flows and cash on hand. We use this to service debt, maintain our stores to operate efficiently and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor; generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the thirteen weeks ending March 31, 2024, was a negative $408,875. Cash flow in the first quarter was impacted by seasonal patterns in our business.

Cash Flows Used in Investing Activities

We have continued to make improvements in our existing businesses and to seek acquisitions in the food service and related industries.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of March 31, 2024, we had $4.2 million in contractual obligations relating to amounts due under mortgages on the real property where our stores are situated, including $1.8 million in capitalized lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $49,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company identified a consultant as an extension of management to assist in the accounting for acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Page 19 of 22

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 9, 2022, the independent members of the Board of Directors and the Compensation Committee of the Board of Directors approved a grant of 250,000 shares of common stock to each of Gary Copperud and Kenneth Brimmer, the Company’s chief executive officer and chief financial officer, respectively, if, so long as the Company’s publicly traded warrants are outstanding, the Company’s common stock trades at $8.50 per share for 20 consecutive trading days. The award of the shares is tied directly to the price at which the common stock purchase warrants issued in the Company’s initial public offering completed in November 2021 are redeemable by the Company. The warrants initially are exercisable at $5.50 per share (subject to adjustment under certain circumstances). The Company expects that if and when the warrants become redeemable, holders will exercise their warrants, and the Company will receive additional capital to fund acquisitions and growth. On July 5, 2023, the Company granted a seven-year option to purchase 100,000 shares of its common stock at $2.50 per share to a consultant.  These options granted to the consultant vest monthly over a 60-month period so long as the consulting relationship continues. On April 1, 2024, the Company granted to the three independent members of the Board of Directors options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.61 per share. Under these awards, options to purchase 20% of the total granted vested on the grant date and the balance of the options vest in equal annual installments on the anniversary of the grant date in each of the four ensuing years.

Other than as set forth above, since the date on which the Company filed its Annual Report on Form 10-K and through the date of this quarterly report, we did not sell any securities.

Use of Proceeds

Since the closing of the Company’s initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000) and Pie in the Sky Bakery and Coffee Shop ($1,160,000) and (ii) a 41.2% of the outstanding shares of common stock of Bagger Dave’s ($1,390,000) and (iii) the Village Bier Garten, all as more fully described under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 20 of 22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101. INS.	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101. SCH.	Inline XBRL Taxonomy Extension Schema Document.
101. CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB.	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101. PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Page 21 of 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: May 15, 2024	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 21 of 22