Form 10-Q
period 2024-06-30
BT Brands, Inc.
filed 2024-08-14
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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
(Former name, former address and former fiscal year if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 1, 2024, there were 6,195,682 shares of common stock outstanding.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether due to new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission.

Page 4 of 27

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,735,309	$5,300,446
Marketable securities	1,495,639	1,392,060
Receivables	28,310	28,737
Inventory	300,147	201,333
Prepaid expenses and other current assets	93,018	47,246
Assets held for sale	258,751	258,751
Total current assets	5,911,174	7,228,573

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,773,270	3,247,013
OPERATING LEASES RIGHT-OF-USE ASSETS	1,854,459	1,789,285
INVESTMENTS	873,024	1,022,806
DEFERRED INCOME TAXES	336,000	206,000
GOODWILL	796,220	671,220
INTANGIBLE ASSETS, NET	442,830	395,113
OTHER ASSETS, NET	43,648	49,202

Total assets	$14,030,625	$14,609,212
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$612,585	$555,247
Broker margin loan	-	115,899
Current maturities of long-term debt	164,408	183,329
Current operating lease obligations	262,803	215,326
Accrued expenses	452,680	480,289
Total current liabilities	1,492,476	1,550,090

LONG-TERM DEBT, LESS CURRENT PORTION	2,200,897	2,269,771
NONCURRENT OPERATING LEASE OBLIGATIONS	1,630,165	1,600,622
Total liabilities	5,323,538	5,420,483

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,195,682 outstanding at June 30, 2024 and 6,246,118 shares outstanding at December 31, 2023	12,392	12,492
Less cost of 265,436 and 215,000 common shares held in Treasury at June 30, 2024 and December 31, 2023, respectively	(432,997)	(357,107)
Additional paid-in capital	11,693,235	11,583,235
Accumulated deficit	(2,565,543)	(2,049,891)

Total shareholders' equity	8,707,087	9,188,729

Total liabilities and shareholders' equity	$14,030,625	$14,609,212

See Notes to Condensed Consolidated Financial Statements

Page 5 of 27

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	26 Weeks Ended,	26 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
SALES	$7,300,786	$7,070,763	$4,110,639	$3,999,965

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,844,028	2,898,498	1,565,070	1,608,175
Labor costs	2,938,448	2,615,136	1,551,762	1,412,376
Occupancy costs	680,631	505,861	344,356	148,736
Other operating expenses	415,738	394,243	211,838	198,629
Depreciation and amortization expenses	331,893	356,027	171,351	192,520
General and administrative expenses	909,420	944,992	454,805	519,077
Gain on sale of assets	-	(313,688)	-	-
Total costs and expenses	8,120,158	7,401,069	4,299,182	4,079,513
Loss from operations	(819,372)	(330,306)	(188,543)	(79,548)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	232,947	(23,064)	118,184	(92,920)
REALIZED GAIN ON SALE OF MARKETABLE SECURITIES	29,562	-	29,562	-
INTEREST AND OTHER INCOME	136,750	90,809	61,896	1,761
INTEREST EXPENSE	(50,039)	(49,909)	(22,551)	(24,376)
EQUITY IN NET LOSS OF AFFILIATE	(175,500)	(145,050)	(81,000)	(90,651)
LOSS BEFORE TAXES	(645,652)	(457,520)	(82,452)	(285,734)
INCOME TAX BENEFIT	130,000	82,000	12,500	52,000
NET LOSS	$(515,652)	$(375,520)	$(69,952)	$(233,734)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.08)	$(0.06)	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,240,953	6,261,631	6,235,788	6,246,114

See Notes to Condensed Consolidated Condensed Financial Statements

Page 6 of 27

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

For the 26-week periods-		Common Stock	Additional Paid-in	Accumulated	Treaury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation	-	-	110,000	-	-	110,000
Treasury stock purchase	(50,436)	(100)		-	(75,890)	(75,990)
Net loss	-	-	-	(515,652)	-	(515,652)
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087

Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Stock-based compensation	-	-	77,300	-	-	77,300
Treasury stock purchase	(150,000)	(300)	-	-	(249,925)	(250,225)
Net loss	-	-	-	(375,520)	-	(375,520)
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177

For the 13-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, March 31, 2024	6,246,118	$12,492	$11,637,235	$(2,495,591)	$(357,107)	$8,797,029
Stock-based compensation	-	-	56,000	-	-	56,000
Treasury stock purchase	(50,436)	(100)	-	-	(75,890)	(75,990)
Net loss	-	-	-	(69,952)	-	(69,952)
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087

		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total

Balances, April 2, 2023	6,246,118	$12,492	$11,445,135	$(1,304,309)	$(356,807)	$9,796,511
Stock-based compensation	-	-	41,400	-	-	41,400
Net loss	-	-	-	(233,734)	-	(233,734)
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177

See Notes to Condensed Consolidated Condensed Financial Statements

Page 7 of 27

BT BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	26 Weeks ended,
	June 30, 2024	July 2, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(515,652)	$(375,520)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	331,893	356,027
Amortization of debt issuance costs included in interest expense	2,700	2,700
Deferred taxes	(130,000)	(82,000)
Stock-based compensation	110,000	77,300
Unrealized (gain) loss on marketable securities	(232,947)	23,064
Realized gain on sale of marketable securities	(29,562)	(29,177)
Loss on equity method investment	175,500	145,050
Gain on sale of asset held for sale	-	(313,688)
Non-cash operating lease expense	11,128	10,309
Property tax liability settlement	-	(181,339)
Changes in operating assets and liabilities, net of acquisitions -
Receivables	427	41,536
Inventory	(33,814)	(32,855)
Prepaid expenses and other current assets	(45,771)	(20,743)
Accounts payable	57,338	166,879
Accrued expenses	(27,609)	100,710
Net cash used in operating activities	(326,369)	(111,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	(943,000)	-
Proceeds from sale of assets	-	496,000
Purchase of property and equipment	(141,208)	(265,747)
Issuance of note receivable from related company	(25,000)	-
Purchase of marketable securities	(100,258)	(1,091,736)
Proceeds from the sale of marketable securities	259,188	5,858,348
Other assets	(6,106)	-
Net cash provided (used) in investing activities	(956,384)	4,996,865
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	(115,899)	(791,370)
Principal payment on long-term debt	(90,495)	(289,222)
Purchase of treasury shares	(75,990)	(250,225)
Net cash used in financing activities	(282,384)	(1,330,817)

CHANGE IN CASH snd CASH EQUIVALENTS	(1,565,137)	3,554,301

CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	5,300,446	2,150,578
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,735,309	$5,704,879

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$47,339	$47,209
Purchase of property and equipment inclued in accounts payable	-	23,742

See Notes to Condensed Consolidated Financial Statements

Page 8 of 27

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

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 2023, and the related notes included in our Form 10-K for the fiscal year ending December 31, 2023.

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

As of June 30, 2024, including our approximately 40% owned Bagger Dave’s business, we operated eighteen restaurants comprising the following:

•

Eight Burger Time fast-food restaurants located in the North Central region of the United States, collectively (“BTND”), including our former Dairy Queen franchise located in Ham Lake, Minnesota, which commenced operations as a Burger Time effective July 1, 2024;

•	Bagger Dave’s Burger Tavern, Inc., an approximately 40% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s” or “BD”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus in Hobe Sound, Florida (“Schnitzel”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”).

See Note 8 for information regarding our related party investment in NGI.

Business

In addition to eight Burger Time restaurants, collectively ("BTND"), we own and operate Keegan's Seafood Grille ("Keegan's"), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery ("PIE"), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, Schnitzel Haus (“Schnitzel”), a German-themed restaurant in Hobe Sound, Florida and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Keegan's has operated in Indian Rocks Beach, Florida, for more than thirty-five years, offering a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. Schnitzel is a full-service restaurant and bar featuring a German-themed menu with specialty imported European beers. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled "Keegan's Hot Sauce," and other souvenir items, which account for an insignificant portion of our income.

Page 9 of 27

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s Burger Tavern, Inc. “Bagger”). At the time of the purchase, our ownership represented 41.2% ownership of Bagger and currently represents approximately 40% ownership. We acquired the shares from the founder of Bagger Dave’s for $1,390,000, or approximately $.114 per share. Following the investment, two representatives of BT Brands were appointed to comprise the Board of Directors of Bagger. The Bagger concept offers burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, chili, and pizza. The first Bagger Dave's opened in January 2008 in Berkley, Michigan. There are six Bagger Dave's restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Fiscal Year Periods

BT Brand's fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2023 was the 52 weeks ending December 31, 2023, and Fiscal 2024 is comprised of the 52 weeks ending December 29, 2024. References in this report to periods refer to the 13-week periods in the respective fiscal periods.

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

Investments

As of June 30, 2024, noncurrent investments include our net equity method investment of $544,023 in Bagger Dave’s, our $304,000 investment in NGI Corporation (NGI), and a $25,000 short-term demand loan to NGI made on June 27, 2024. As of June 30, 2024, NGI is engaged in private funding raising, and the $25,000 loan is expected to be repaid upon closing the current round of funding with interest to be determined. In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. At the time of the loan, we attributed $75,000 to the value of equity received. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share. In August 2023, our preferred stock in NGI was converted into 157,496 common shares of NGI. Our current ownership of NGI represents less than 2% of its outstanding shares.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the financial information to be audited. For the thirteen weeks ending June 30, 2024, Bagger Dave’s had sales of $1,854,000 and a net loss of $211,000. For the second-quarter thirteen-week period, our approximately 40% equity share in the loss was approximately $81,000, which is included in the accompanying consolidated statements of operations. For the 26 weeks ended June 30, 2024, sales totaled $3,746,732, with a net loss of $438,750 and our share of the loss was $175,500.

See Note 8 for information regarding our related party investment in NGI.

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

Page 10 of 27

The carrying values of cash equivalents, receivables, accounts payable, and other financial working capital items approximate fair value due to the short maturity nature of these instruments. The following is a summary of the fair value of Level 1 investments.

	June 30, 2024		December 31, 2023
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Corporate bond fund	$176,250	$176,250	$178,500	$178,500
Common stocks	1,319,389	1,319,389	1,213,560	1,213,560
Total	$1,495,639	$1,495,639	$1,392,060	$1,392,060

Total cost of marketable securities at June 30, 2024 and December 31, 2023 was $1,180,708 and $1,477,178, respectively.

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

We review long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, we estimate the future operating results of each restaurant. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the assets' carrying value exceeds the assets' fair value.

Goodwill and other Intangible Assets and Other Assets

Goodwill is not amortized and is assessed for impairment at least annually. The cost of other intangible assets is amortized over their expected useful lives.

Asset Held for Sale

We closed a Burger Time store in Richmond, Indiana, in 2018. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value. In the first quarter of 2023, our former West St. Paul Burger Time location was sold, resulting in a gain of $313,688 during the 2023 period.

Income Taxes

The Company follows Accounting Standards Codification (ASC.), 740, Accounting for Income Taxes. ASC 740 using the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

As of June 30, 2024, we estimated our annual tax provision using a net combined federal and state rate for the year of approximately 27.5%.

The Company has no accrued interest or penalties related to income tax obligations. No federal or state examinations are in progress, and the company has not had any examinations since its inception.

Page 11 of 27

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

The Company's Board of Directors has authorized a stock repurchase program of up to 625,000 shares.

NOTE 2 – INTANGIBLE ASSETS

At June 30, 2024, and December 31, 2023, the value of acquired Intangible Assets being amortized are the following:

June 30, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$198,000	$(95,625)	$102,375
Tradenames	15	393,000	(52,545)	340,455
		$591,000	$(148,170)	$442,830

December 31, 2023-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$(51,028)	$46,972
Tradenames	15	393,000	(44,859)	348,141
		$491,000	$(95,887)	$395,113

Tradename assets are being amortized over 15 years at approximately $26,000 per year. The total amortization expense of intangible assets, including covenants not to compete, will approximate $93,200 in 2024, $73,500 in 2025, $59,000 in 2027 and approximately $26,200 per year thereafter through 2036 and $7,500 in 2037.

The total amortization expense for the second quarter of 2024 was $37,800 and was $63,950 for the 26-week period ending June 30, 2024. Amortization expense in the second quarter of 2024 includes $11,660 of expense to write off the remainder of the amount related to the Company’s former franchise intangible asset upon termination of the agreement with the franchisor which was included in other assets of the consolidated balance sheets. Total amortization expense was $28,143 and $42,265 for the comparable 13-week and 26-week periods in 2023.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Land	$435,239	$435,239
Equipment	4,747,479	3,994,685
Buildings and leasehold improvements	2,505,040	2,463,626
Total property and equipment	7,687,758	6,893,550
Accumulated depreciation	(3,655,737)	(3,387,786)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$3,773,270	$3,247,013

Depreciation expense for the 13-week periods in 2024 and 2023 was $133,551 and $166,377 respectively and for the 26-week periods in 2024 and 2023 was $267,943 and $313,762, respectively.

Page 12 of 27

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2024	December 31, 2023
Accrued real estate taxes	$34,760	$49,357
Accrued bonus compensation	-	119,139
Accrued payroll	229,573	149,587
Accrued payroll taxes	6,567	11,343
Accrued sales taxes payable	111,907	81,683
Accrued vacation pay	17,663	17,663
Accrued gift card liability	23,840	26,884
Accrued franchise royalty	6,920	-
Other accrued expenses	21,450	24,673
	$452,680	$480,289

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	June 30, 2024	December 31, 2023
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering eight BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,398,804	$2.489.299
Less - unamortized debt issuance costs	(33,499)	(36,199)
Current maturities	(164,408)	(183,329)
	$2,200,897	$2,269,771

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of June 30, 2024, 765,750 shares were available for grant under the 2019 Incentive Plan.

In 2023 we granted a consultant a seven year warrant to purchase 100,000 shares of common stock at $2.50 per share that expire in 7 years. The warrant vest monthly over five years so long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project approximately $144,000 in stock-based compensation will be recognized at $32,000 per year in each of the next four years, and $16,000 will be recognized in 2028.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants in the second quarters of 2024 and 2023 were $56,000 and $41,400, respectively. Based on current estimates, we project that approximately $136,000 in stock-based compensation expense for current stock options will be recognized over the next five years: $62,000 in 2024, $60,000 in 2025, $10,000 in 2026, $3,000 in 2027 and $1,000 in 2028.

As outlined in each agreement, stock options granted to employees and directors generally vest 20% upon grant and 20% in annual installments for four years. total Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The United States Treasury yield curve rate corresponding to the expected life of the award

Page 13 of 27

Information regarding our stock options is summarized below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Term	Aggregate Intrinsic
For the 26 Weeks ended June 30, 2024-	Options	Price	(In Years)	Value
Options outstanding at December 31, 2023	319,250	$2.62	7.6	$0
Granted	15,000	1.61	9.8	0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at June 30, 2024	334,250	$2.57	7.2	$0
Options exercisable at June 30, 2024	109,802	$2.70	8.1	$0

For the 26 Weeks ended July 2, 2023-	Number of	Weighted Average	Weighted Average Remaining Term	Aggregate Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	0	0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at July 2, 2023	220,250	$2.74	8.3	$0
Options exercisable at July 2, 2023	94,950	$3.18	8.3	$0

On February 27, 2023, the Company adopted a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to be $265,000. As a result of the Contingent Incentive Share Award, $62,000 of stock-based compensation was recognized for the twenty-six weeks of 2024 and $41,000 for the twenty-six weeks of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. We project approximately $160,000 of stock-based compensation will be recognized over the next two years, including $126,000 in 2024 and $36,000 in 2025.

NOTE 7 – LEASES

The present value of leases is calculated at the time the lease is entered into or assumed by us using an estimated incremental borrowing rate at that time. Variable lease expenses primarily are property taxes and insurance.

The Keegan’s lease is for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of $527,001 is reflected as a liability in the accompanying financial statements.

The PIE lease is for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 4.5% of the remaining lease obligation of $877,259 is reflected as a liability in the accompanying financial statements.

Page 14 of 27

The Village Bier Garten five-year lease is for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value, discounted at 4.5% of the remaining lease obligation of $309,271, is reflected as a liability in the accompanying financial statements.

Concurrent with the May 2024 acquisition of assets and our commencing operations, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The Schnitzel Hause lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $179,437, is reflected as a liability in the accompanying financial statements.

The weighted average remaining lease term is approximately 3.5 years, and the weighted average discount rate is approximately 5.5%.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of June 30, 2024:

Total
Remainder 2024	$172,274
2025	351,626
2026	362,188
2027	317,768
2028	208,895
2029 and thereafter	828,390
Total future minimum lease payments	2,241,141
Less - interest	(348,173)
$1,892,968

The total operating lease expenses for the second 13-week periods in 2024 and 2023 were approximately $85,000 and $81,000, respectively. In the 2024 and 2023 respective 26-week periods operating lease expenses totaled $154,500 and $97,900. Cash paid for leases during the second thirteen weeks in 2024 totaled $79,000, and in 2023 totaled $76,000. Cash paid for leases was $148,000 and $140,000 for the 2024 and 2023 26-week periods, respectively. Variable expenses for lease properties were approximately $9,000 in the second quarter of 2024 and $8,500 in the second quarter of 2023, and variable lease expenses were $26,250 and $14,200 in the 26-week periods for 2024 and 2023, respectively.

The Company also pays a monthly rent under month-to-month arrangements for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

NOTE 8 - RELATED PARTY TRANSACTION

NGI Corporation

Our CEO and CFO also serve as Chairman and CFO, respectively, of NGI Corporation (NGI). As of June 30, 2024, BT Brands owns 336,496 common shares and holds warrants to purchase 358,000 common shares at $1.00 per share, expiring March 31, 2028, and 34,697 warrants to purchase additional shares of NGI at $1.65 per share of NGI. During 2020, we received 179,000 shares of common stock in NGI as consideration for modifying a note. The common stock and warrants received in the note modification transaction were recorded at a value determined by BT Brands of $75,000. The investment in NGI does not have a readily determinable market value; therefore, the NGI investment is carried at a cost determined by BT Brands. In June 2024, BT Brands, Inc. advanced $25,000 to NGI on a demand note.

Page 15 of 27

NOTE 9 – ACQUISITION

On May 13, 2024, our 1519BT, LLC subsidiary completed the purchase of certain assets from LC Food Concepts. The acquired assets comprised a business operating as a high-end German-themed restaurant with approximately 175 seats located in Hobe Sound, Florida, doing business as “Schnitzel Haus. The aggregate purchase price was $943,000, including $850,000 paid at closing as payment for certain assets, separate payments of $65,000 for inventory on hand at closing, and $23,000 for the purchase of a utility vehicle used in the business. Concurrent with acquiring the assets, we assumed the seller’s remaining lease obligation of $5,400 monthly for 44 months. Aside from the lease obligation, no liabilities of the seller were assumed in the purchase of assets. A summary of the assets acquired is as follows:

Property, including leasehold improvements and equipment	$625,000
Intangible covenant not to compete	100,000
Inventory	65,000
Vehicle and other	28,000
Operating lease right-of-use asset	182,878
Total assets acquired	1,000,878
Operating lease liability	(182,878)
Net assets acquired	818,000
Goodwill	125,000
Net purchase price	$943,000

NOTE 10 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are unaware of any significant asserted or potential claims that could impact our financial position.

Page 16 of 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our results of operations, financial condition, liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended June 30, 2024 and July 2, 2023, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on April 1, 2024 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will, in fact, transpire.

Introduction

As of June 30, 2024, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Schnitzel Haus in Hobe Sound, Florida (“Schnitzel”).
•	Unconsolidated affiliate 40% owned Bagger Dave’s Burger Tavern, Inc., operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

Our business environment is challenging, as competition is intense. We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Page 17 of 27

Notable Recent Events

Our recent acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. During 2022, we acquired three operating restaurants and approximately a 40% ownership interest in Bagger Dave’s, an operator of six casual restaurants. During the second quarter of 2024, we acquired assets and assumed the remaining lease obligation related to the Schnitzel Haus restaurant in Hobe Sound, Florida. We continue to consider new acquisition opportunities.

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

Food costs have increased over the last two years, and we expect to see moderation of inflationary pressure during the remainder of 2024. Beef and egg costs trended down slightly in 2023. Given the competitive nature of the restaurant industry, raising menu prices to fully cover cost increases may be challenging. As a result, future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

Labor is a critical factor in operating our stores. Securing staff to run our locations at full capacity has become more challenging in most areas where we operate our restaurants. The current labor market has resulted in higher wages as the competition for employees intensifies, not only in the restaurant industry but in practically all retail and service industries. To succeed, we must identify, develop, and retain quality employees.

Page 18 of 27

Results of Operations for the Thirteen Weeks Ended June 30, 2024, and the Thirteen Weeks Ended July 2, 2023

The following table sets forth our Condensed Statements of Operations and percentages of total revenues for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, June 30, 2024		13 weeks ended, July 2, 2023
	Amount	%	Amount	%
SALES	$4,110,639	100.0%	$3,999,965	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,565,070	38.1	1,608,175	40.2
Labor costs	1,551,762	37.7	1,412,376	35.3
Occupancy costs	344,356	8.4	148,736	3.7
Other operating expenses	211,838	5.2	198,629	5.0
Depreciation and amortization	171,351	4.2	192,520	4.8
General and administrative	454,805	11.1	519,077	13.0
Total costs and expenses	4,299,182	104.6	4,079,513	102.0
Loss from operations	(188,543)	(4.6)	(79,548)	(2.0)
UNREALIZED GAIN ON MARKETABLE SECURITIES	118,184	2.9	(92,920)	(2.3)
REALIZED GAIN ON SALE OF MARKETABLE SECURITIES	29,562	0.7	-	-
INTEREST EXPENSE	(22,551)	(0.5)	1,761	-
INTEREST INCOME AND OTHER	61,896	1.5	(24,376)	(0.6)
EQUITY IN LOSS OF AFFILIATE	(81,000)	(2.0)	(90,651)	(2.3)
INCOME TAX BENEFIT	12,500	0.3	52,000	1.3
NET LOSS	$(69,952)	(1.7)%	$(233,734)	(5.8)%

Net Sales:

Net sales for the second fiscal quarter of 2024 increased $110,674 to $4,110,639 from $3,999,965 in fiscal 2023.  The increase in sales was principally the result of improved sales performance at Burger Time. The increase reflects strong sales performance at Pie in the Sky, which experienced a 16.5% sales increase over the prior year’s 13-week period. The increase also reflects sales increases at the majority of our Burger Time locations net of the impact of our  Ham Lake, Minnesota location, which was closed for approximately four weeks during the period as the location was repurposed to a Burger Time store, which opened July 1, 2024. Sales also reflect the addition of the operations of Schnitzel Haus on May 13, 2024.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $161,000 to a high of approximately $348,000. The average sales for each Burger Time unit were approximately $276,000 in 2024, approximately $34,000 above the same period in 2023. The average customer transaction at our Burger Time restaurants increased by approximately 10% in 2024. The results reflect a significant menu price increase, particularly in our “Deal of the Day” offering. The average check is currently about $18.00.

Our various restaurants all experience unique seasonal sales patterns.

Costs of Sales - food and paper:

The cost of sales—food and paper—for the fiscal 2024 period declined to 38.1% from 40.2% of restaurant sales in the second quarter of fiscal 2023. This percentage was the net result of moderating inflationary pressures, including the cost of key inputs from a year ago and the impact of menu price increases at all locations, particularly at Burger Time, where the menu price of the popular “Deal of the Day” was increased approximately 10%.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased to 89.4% of sales in the fiscal quarter of 2024 from 84.2% in the similar period of fiscal 2023. This increase was the result of increases in labor costs, additional occupancy costs, and stabilizing commodity costs and the matters discussed in the "Cost of Sales, - food and paper," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Page 19 of 27

Labor Costs

For the second quarter of fiscal 2024, labor and benefits costs increased as a percentage of restaurant sales to 37.7% from 35.3% in fiscal 2023. The increase in the percentage cost resulted from the continued tightness of labor markets, higher-than-historical costs to train new employees and continued upward competitive pressure on hourly wage costs. These costs were offset by leveraging existing staffing and labor costs associated with the Schnitzel Haus acquisition. Payroll costs are semi-variable, meaning they do not increase proportionally to increases in revenue.

Occupancy and Other Operating Expenses

For the second fiscal quarter of 2024, occupancy and other expenses increased to 13.6% of sales from 8.7% in 2023, partly reflecting a spike in maintenance expense, inflationary increases in utility costs and the lease expense related to the Schnitzel Haus acquisition. The increase in 2024 from occupancy expense in 2023 also reflects the 2023 second-quarter reversal of previously accrued property taxes related to a property in the St. Louis, Missouri, area. The St. Louis property was deeded to the taxing authority as settlement of the amount due.

Depreciation and Amortization Expense:

For the second fiscal quarter of 2024, depreciation and amortization expenses were $171,351 (4.2% of sales), a decrease from $192,520 (4.8% of sales) in the prior year as more of the Company’s assets reached the fully depreciated amount.

General and Administrative Costs

General and administrative costs in the second fiscal quarter of 2024 were $454,805, a decline of $64,272 from $519,077 in the second quarter of 2023. Due to increased sales, general and administrative expenses decreased slightly as a percentage of sales to 11.1% of sales from 13.0% in the same period of the previous year.

Income from Operations

The loss from operations for the second quarter of fiscal 2024 was $188,543, compared to a loss of $79,548 in the prior year fiscal quarter. This reflects higher hourly and increases in manager wages in virtually all of the company’s businesses, as well as the items discussed in the "Net Sales" and "Restaurant Operating Costs" sections above.

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

Page 20 of 27

We define restaurant-level EBITDA as operating income before pre-opening costs, including general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	13 weeks ended,
	June 30, 2024	July 2, 2023
Net sales	$4,110,639	$3,999,965
Reconciliation:
Loss from operations	(188,543)	(79,548)
Depreciation and amortization	171,351	192,20
General and administrative expenses	454,805	519,077
Restaurant-level EBITDA	$437,613	$632,049
	10.6%	15.8%

Results of operations for the 26 weeks ending June 30, 2024, compared to the 26 weeks ending July 2, 2023

The following table sets forth our Consolidated Statements of Operations as a percentage of total revenues for the indicated periods. The percentages may not add up because of rounding.

	26 weeks ended, June 30, 2024		26 weeks ended, July 2, 2023
	Amount	%	Amount	%
SALES	$7,300,786	100.0%	$7,070,763	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,844,028	39.0	2,898,498	41.0
Labor costs	2,938,448	40.2	2,615,136	37.0
Occupancy costs	680,631	9.3	505,861	7.2
Other operating expenses	415,738	5.7	394,243	5.6
Depreciation and amortization	331,893	4.5	356,027	5.0
Gain on sale of assets held for sale	-	-	(313,688)	(4.4)
General and administrative	909,420	12.5	944,992	13.4
Total costs and expenses	8,120,158	111.2	7,401,069	104.7
Loss from operations	(819,372)	(11.2)	(330,306)	(4.7)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	232,947	3.2	(23,064)	(0.3)
REALIZED GAIN OF SALE OF MARKETABLE SECURITIES	29,562	0.4	-	-
INTEREST, DIVIDEND AND OTHER INCOME	136,750	1.9	90,809	1.3
INTEREST EXPENSE	(50,039)	(0.7)	(49,909)	(0.7)
EQUITY IN AFFILIATE LOSS	(175,500)	(2.4)	(145,050)	(2.1)
INCOME TAX BENEFIT	130,000	1.8	82,000	1.2
NET LOSS	$(515,652)	(7.1)%	(375,520)	(5.3)%

Net Sales:

Net sales for the 26 weeks representing the first half of fiscal 2024 increased $230,023, or 3.2%, to $7,300,786 from $7,070,763 in fiscal 2023.

The increase in sales was principally the result of improved sales performance at Burger Time. The average customer transaction at our Burger Time restaurants increased by approximately 10% in  2024, including a significant percentage increase in our “Deal of the Day” offering. The average check is currently about $18.00. This recent increase is principally the result of menu price increases. Burger Time unit sales for the 26 weeks ranged from a low of approximately $286,000 to a high of approximately $616,000. Average sales for each Burger Time unit were approximately $471,000 in 2024, an increase from approximately $404,200 in the same 26-week period in 2023.

Sales at PIE for the six months also continued to be strong, increasing 16% over the prior year, well above an estimated 8% menu price increase. Keegan’s and the Village Bier Garten combined results were flat with 2023 first-half sales.

Costs of Sales - food and paper:

Cost of sales - food and paper for the first half of fiscal 2024 declined to 39.0% from 41.0% in the 2023 period due to menu price increases, particularly at Burger Time, where menu price increases contributed to improved margins.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 94.2% in 2024 from 90.7% in fiscal 2023. This increase was due to the increase in sales activity from new locations and its impact, as further discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Page 21 of 27

Labor Costs:

For the first half of fiscal 2024, labor and benefits costs increased to 40.2% of restaurant sales from 37.0% in fiscal 2023. Shortages in staffing levels combined with higher hourly wage rates at all locations increased the overall labor percentage. Additional management labor at the Company’s PIE business. Overall hiring markets have continued to be challenging in terms of filling open positions. Payroll costs are semi-variable, with most locations requiring minimal staffing level, and generally, labor costs do not change directly with changes in revenue.

Occupancy and Other Operating Expenses:

For the first 26 weeks of fiscal 2024, occupancy and other expenses increased to 15.0% of sales from 12.8% in 2023, partly due to higher repair and maintenance costs.  The increase in 2024 from occupancy expense in 2023 also reflects the 2023 second-quarter reversal of previously accrued property taxes related to a property in the St. Louis, Missouri, area. The St. Louis property was deeded to the taxing area as settlement of the amount due.

Depreciation and Amortization Expense:

Depreciation and amortization expenses in the first half of fiscal 2024 decreased to $331,893 (4.5% of sales) from $356,027 (5.0% of sales) in the first half of fiscal 2023 as a result of lower depredation expense.

General and Administrative Costs:

General and administrative costs decreased $35,572, or 3.8%, to $909,420 from $944,992 (13.4% of sales) in the first half of fiscal 2023. The year-over-year change was insignificant as many components are fixed costs.

Loss from Operations:

The operating loss was $819,372 in the first half of fiscal 2024, compared to a loss of $330,306 in the first half of fiscal 2023. The 2023 operating loss is net of a $313,688 gain on the sale of one of the Company’s properties. The change in loss from operations in the first half of fiscal 2024 compared to fiscal 2023 was due primarily to the increase in labor and occupancy costs, including the "Net Sales" and "Restaurant Operating Costs" sections above.

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

Page 22 of 27

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization and gains on sales of assets. General and administrative expenses are excluded because they are generally unrelated to restaurant-specific costs, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are unrelated to ongoing operations’ health.

	26 Weeks Ended,
	June 30, 2024	July 2, 2023
Sales	$7,300,786	$7,070,763
Reconciliation:
Loss from operations	(819,372)	(330,306)
Gain on sale of assets	-	(313,688)
Depreciation and amortization	331,893	356,027
General and administrative	909,420	944,992
Restaurant-level EBITDA	$421,941	$657,025
Restaurant-level EBITDA margin	5.8%	9.3%

Liquidity and Capital Resources

On June 30, 2024, we had $5.2 million in cash, cash equivalents and marketable securities and net working capital of $4.4 million, a decrease of $1.3 million from December 31, 2023.

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

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 26 weeks ending June 30, 2024, was negative $326,369. This was impacted by ongoing seasonal trading patterns in our business, which experienced increased labor costs and repair and maintenance expenses.

Cash Flows Used in Investing Activities

              We have continued to make improvements in our existing businesses and to seek acquisitions in the food service and related industries.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of June 30, 2024, we had $4.3 million in contractual obligations relating to amounts due under mortgages on the real property where our stores are situated, including $1.9 million in lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $47,000.

Page 23 of 27

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

As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024,, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company identified a consultant as an extension of management to assist in the accounting for acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Page 24 of 27

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 9, 2022, the independent members of the Board of Directors and the Compensation Committee of the Board of Directors approved a grant of 250,000 shares of common stock to each of Gary Copperud and Kenneth Brimmer, the Company's chief executive officer and chief financial officer, respectively, if, so long as the Company's publicly traded warrants are outstanding, the Company's common stock trades at $8.50 per share for 20 consecutive trading days. The award of the shares is tied directly to the price at which the common stock purchase warrants issued in the Company's initial public offering completed in November 2021 are redeemable by the Company. The warrants initially are exercisable at $5.50 per share (subject to adjustment under certain circumstances). The Company expects that if and when the warrants become redeemable, holders will exercise their warrants, and the Company will receive additional capital to fund acquisitions and growth. On July 5, 2023, the Company granted a seven-year option to purchase 100,000 shares of its common stock at $2.50 per share to a consultant. These options granted to the consultant vest monthly over a 60-month period so long as the consulting relationship continues. On April 1, 2024, the Company granted the three independent members of the Board of Directors options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $1.61 per share. Under these awards, options to purchase 20% of the total granted vested on the grant date and the balance of the options vest in equal annual installments on the anniversary of the grant date in each of the four ensuing years.

Other than as set forth above, since the date on which the Company filed its Annual Report on Form 10-K and through the date of this quarterly report, we did not sell any securities.

Use of Proceeds

Since the closing of the Company's initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan's Seafood Grille ($1,150,000) and Pie in the Sky Bakery and Coffee Shop ($1,160,000) and (ii) a purchase of 41.2% of the then outstanding shares of common stock of Bagger Dave's ($1,390,000) and (iii) the purchase and rehab of the Village Bier Garten and (iv) purchase of asset of Schnitzel Haus in an aggregate amount of approximately $943,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

Page 25 of 27

ITEM 6. EXHIBITS.

Exhibit	Description

99.1

Business Asset Purchase Agreement dated May 13, 2024 between 1519 BT LLC, a subsidiary of the registrant, and LC Food Concepts LLC, relating the sale and purchase of the assets of Schnitzel Haus restaurant.

99.2

Assignment and Assumption Agreement dated May 13, 2024 between 1519 BT LLC, a subsidiary of the registrant, and LC Food Concepts LLC, relating to the lease agreement for Schnitzel Haus, to which is attached Amendment No. 4 to original lease and the original lease for the property located at 5687 SE Crooked Oak Avenue, Hobe Sound, Florida 33455.

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

Page 26 of 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: August 14, 2024	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 27 of 27