Form 10-Q/A
period 2024-06-30
BT Brands, Inc.
filed 2024-08-15
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 1, 2024, there were 6,195,682 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of BT Brands, Inc. (the “Company”) for the quarter ended June 30, 2024 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2024. The Amendment is being filed for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Page 12 of 27

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2024	December 31, 2023
Accrued real estate taxes	$34,760	$49,357
Accrued bonus compensation	-	119,139
Accrued payroll	229,573	149,587
Accrued payroll taxes	6,567	11,343
Accrued sales taxes payable	111,907	81,683
Accrued vacation pay	17,663	17,663
Accrued gift card liability	23,840	26,884
Accrued franchise royalty	6,920	-
Other accrued expenses	21,450	24,673
	$452,680	$480,289

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	June 30, 2024	December 31, 2023
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering eight BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,398,804	$2,489,299
Less - unamortized debt issuance costs	(33,499)	(36,199)
Current maturities	(164,408)	(183,329)
	$2,200,897	$2,269,771

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

BT BRANDS, INC.

Date: August 15, 2024	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 27 of 27