Form 10-Q
period 2024-09-29
BT Brands, Inc.
filed 2024-11-13
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2024

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

As November 13, 2024, there were 6,171,937 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, about the business, financial condition and prospects of BT Brands, Inc. and its wholly-owned subsidiaries (together, the “Company”). Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “likely,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and future plans. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results in future periods. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

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

Page 2 of 26

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

Page 3 of 26

Page 4 of 26

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 29, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,085,342	$5,300,446
Marketable securities	1,969,964	1,392,060
Receivables	49,390	28,737
Inventory	289,199	201,333
Prepaid expenses and other current assets	80,942	47,246
Assets held for sale	258,751	258,751
Total current assets	5,733,588	7,228,573

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,699,988	3,247,013
OPERATING LEASES RIGHT-OF-USE ASSETS	1,787,992	1,789,285
INVESTMENTS	851,524	1,022,806
DEFERRED INCOME TAXES	350,000	206,000
GOODWILL	796,220	671,220
INTANGIBLE ASSETS, NET	423,205	395,113
OTHER ASSETS, NET	37,543	49,202

Total assets	$13,680,060	$14,609,212
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$588,968	$555,247
Broker margin loan	16,417	115,899
Current maturities of long-term debt	170,203	183,329
Current operating lease obligations	264,642	215,326
Accrued expenses	416,841	480,289
Total current liabilities	1,457,071	1,550,090
LONG-TERM DEBT, LESS CURRENT PORTION	2,151,015	2,269,771
NONCURRENT OPERATING LEASE OBLIGATIONS	1,567,260	1,600,622
Total liabilities	5,175,346	5,420,483

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at September 29, 2024 and December 31, 2023	-	-
Common stock, $0.002 par value, 50,000,000 authorized, and 6,461,118 issued. 6,171,937 outstanding at September 29, 2024 and 6,246,118 shares outstanding at December 31, 2023	12,344	12,492
Less cost of 289,181 and 215,000 common shares held in Treasury at September 29, 2024 and December 31, 2023, respectively	(470,843)	(357,107)
Additional paid-in capital	11,748,235	11,583,235
Accumulated deficit	(2,785,022)	(2,049,891)
Total shareholders' equity	8,504,714	9,188,729

Total liabilities and shareholders' equity	$13,680,060	$14,609,212
See Notes to Consolidated Condensed Financial Statements

Page 5 of 26

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended,	39 Weeks Ended,	13 Weeks Ended,	13 Weeks Ended,
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
SALES	$11,649,610	$11,078,419	4,348,824	$4,007,656

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,407,101	4,348,294	1,563,073	1,449,796
Labor costs	4,636,598	4,124,857	1,698,150	1,509,721
Occupancy costs	1,058,029	845,863	377,398	340,002
Other operating expenses	653,769	603,964	238,031	209,721
Depreciation and amortization expenses	473,420	470,801	141,527	114,774
General and administrative expenses	1,284,871	1,288,019	375,451	343,027
Loss (gain) on sale of assets	30,205	(313,688)	30,205	-
Total costs and expenses	12,543,993	11,368,110	4,423,835	3,967,041
Income (loss) from operations	(894,383)	(289,691)	(75,011)	40,615

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	163,014	33,184	(69,933)	4,645
REALIZED GAIN (LOSS) ON SALE OF MARKETABLE SECURITIES	29,219	-	(343)	51,603
INTEREST AND OTHER INCOME	186,892	123,630	50,142	32,821
INTEREST EXPENSE	(72,591)	(73,857)	(22,552)	(23,948)
EQUITY IN NET LOSS OF AFFILIATE	(291,282)	(254,272)	(115,782)	(109,222)
LOSS BEFORE TAXES	(879,131)	(461,006)	(233,479)	(3,486)
INCOME TAX BENEFIT	144,000	82,000	14,000	-
NET INCOME (LOSS)	$(735,131)	$(379,006)	$(219,479)	$(3,486)
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.12)	$(0.06)	$(0.04)	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,221,154	6,257,652	6,181,952	6,246,118

See Notes to Condensed Consolidated Condensed Financial Statements

Page 6 of 26

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

For the 39-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation	-	-	165,000	-	-	165,000
Treasury stock purchase	(74,181)	(148)		-	(113,736)	(113,884)
Net loss	-	-	-	(735,131)	-	(735,131)
Balances, September 29, 2024	6,171,937	$12,344	$11,748,235	$(2,785,022)	$(470,843)	$8,504,714

Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Stock-based compensation	-	-	118,000	-	-	118,000
Treasury stock purchase	(150,000)	(300)	-	-	(249,925)	(250,225)
Net loss	-	-	-	(379,006)	-	(379,006)
Balances, October 2, 2023	6,246,118	$12,492	$11,527,235	$(1,541,529)	$(356,807)	$9,641,391

For the 13-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087
Stock-based compensation	-	-	55,000	-	-	55,000
Treasury stock purchase	(23,745)	(48)	-	-	(37,846)	(37,894)
Net loss	-	-	-	(219,479)	-	(219,479)
Balances, September 29, 2024	6,171,937	$12,344	$11,748,235	$(2,785,022)	$(470,843)	$8,504,714

		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, July 2, 2023	6,246,118	$12,492	$11,486,535	$(1,538,043)	$(356,807)	$9,604,177
Stock-based compensation	-	-	40,700	-	-	40,700
Net loss	-	-	-	(3,486)	-	(3,486)
Balances, October 1, 2023	6,246,118	$12,492	$11,527,235	$(1,541,529)	$(356,807)	$9,641,391

See Notes to Condensed Consolidated Condensed Financial Statements

Page 7 of 26

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks ended,
	September 29, 2024	October 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(735,131)	$(379,006)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	473,420	570,802
Amortization of debt issuance premium included in interest expense	4,050	4,050
Deferred taxes	(144,000)	(82,000)
Stock-based compensation	165,000	118,000
Unrealized gain on marketable securities	(163,014)	(33,184)
Realized gain on sale of marketable securities	(29,219)	(51,603)
Loss on equity method investment	291,282	253,571
Loss (gain) on sale of assets	30,205	(313,688)
Non-cash operating lease expense	17,247	17,465
Property tax liability settlement	-	(181,339)
Changes in operating assets and liabilities, net of acquisitions -
Receivables	(20,653)	21,748
Inventory	(22,866)	(34,640)
Prepaid expenses and other current assets	(33,696)	(48)
Accounts payable	33,721	(9,714)
Accrued expenses	(63,448)	124,854
Net cash used in operating activities	(197,102)	(74,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	(943,000)	-
Proceeds from sale of assets	-	496,000
Purchase of property and equipment, net of retirements	(220,033)	(362,223)
Issuance of notes receivable from related company	(120,000)	-
Purchase of marketable securities	(626,685)	(928,739)
Proceeds from the sale of marketable securities	241,014	5,640,848
Net cash provided by (used in) investing activities	(1,668,704)	4,845,886
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	(99,482)	(791,370)
Principal payment on long-term debt	(135,932)	(333,263)
Purchase of treasury shares	(113,884)	(250,225)
Net cash used in financing activities	(349,298)	(1,374,858)

CHANGE IN CASH and CASH EQUIVALENTS	(2,215,104)	3,396,296

CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	5,300,446	2,150,578
		-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,085,342	$5,546,874

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$68,541	$69,807
Purchase of property and equipment included in accounts payable	$-	$7,704

See Notes to Consolidated Condensed Financial Statements

Page 8 of 26

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the "Company," "we," "our," "us," "BT Brands," or "BT") and have been prepared in accordance with the US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of September 29, 2024, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 31, 2023, and the related notes included in our Form 10-K for the fiscal year ending December 31, 2023.

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

We operate restaurants in the eastern two-thirds of the United States. As of September 29, 2024, including our approximately 40% owned Bagger Dave’s business, we operated eighteen restaurants comprising the following:

•

Eight Burger Time fast-food restaurants located in the North Central region of the United States, collectively (“BTND,”) including a unit in Ham Lake, Minnesota, which commenced operations as a Burger Time effective July 1, 2024;

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

Business

In addition to eight Burger Time restaurants, collectively ("BTND"), we own and operate Keegan's Seafood Grille ("Keegan's"), a dine-in restaurant located in Florida; Pie In The Sky Coffee and Bakery ("PIE"), a casual dining coffee shop bakery located in Woods Hole, Massachusetts; Schnitzel Haus (“Schnitzel”), a German-themed restaurant in Hobe Sound, Florida; and the Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Keegan's has operated in Indian Rocks Beach, Florida, for more than thirty-five years, offering a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan's includes beer and wine. PIE features an array of fresh baked goods, freshly made sandwiches, and our locally roasted coffee. Schnitzel is a full-service restaurant and bar featuring a German-themed menu with specialty imported European beers. Our revenues are derived from the sale of food and beverages at our restaurants, retail goods such as apparel, private-labeled "Keegan's Hot Sauce," and other souvenir items, which account for an insignificant portion of our income.

Page 9 of 26

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s. At the time of the purchase, our ownership represented 41.2% of Bagger Dave's ownership, currently representing approximately 40% of the ownership. We acquired the shares from the founder of Bagger Dave’s for $1,390,000, or approximately $.114 per share. Following the investment, two representatives of BT Brands were appointed to comprise the Board of Directors of Bagger. The Bagger concept offers burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, chili, and pizza. The first Bagger Dave's opened in January 2008 in Berkley, Michigan. There are six Bagger Dave's restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio.

Fiscal Year Periods

BT Brand's fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2023 was the 52 weeks ending December 31, 2023, and Fiscal 2024 is the 52 weeks ending December 29, 2024. References in this report to periods refer to the 13-week periods in the respective fiscal periods.

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

Investments

As of September 29, 2024, noncurrent investments include our net equity method investment of $427,524 in Bagger Dave’s, our $304,000 investment in NGI Corporation (NGI), and $120,000 in demand loans to NGI made in 2024. As of September 29, 2024, NGI is engaged in private fund raising, and, depending on the amount raised by NGI, the $120,000 loan may be repaid upon closing the current round of funding with interest to be determined. In 2020, the Company received equity ownership in NGI as consideration for a loan to NGI. At the time of the loan, we attributed $75,000 to the value of equity received. On February 12, 2022, we invested $229,000 in Series A1 8% Cumulative Convertible Preferred Stock of NGI, including a five-year warrant to purchase 34,697 common shares of NGI at $1.65 per share. In August 2023, our preferred stock in NGI was converted into 157,496 common shares of NGI. Our current ownership of NGI represents less than 2% of its outstanding shares.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTC Markets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the financial information to be audited. For the thirteen weeks ending September 29, 2024, Bagger Dave’s had sales of $1,697,014 and a net loss of $292,019. For the third quarter thirteen-week period, our approximately 40% equity share in the loss was approximately $116,500, which is included in the accompanying consolidated statements of operations. For the 39 weeks ended September 29, 2024, sales totaled $5,443,746, with a net loss of $729,385, and our share of the loss was approximately $291,000.

See Note 8 for information regarding our related party investment in NGI.

Fair Value of Financial Instruments

Our accounting for fair value measurements of assets and liabilities, including available-for-sale securities, is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, and adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy prioritizes unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

Page 10 of 26

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

	September 29, 2024		December 31, 2023
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Corporate bond fund	$0	$0	$178,500	$178,500
Common stocks	1,969,964	1,969,964	1,213,560	1,213,560
Total	$1,969,964	$1,969,964	$1,392,060	$1,392,060

The total cost of marketable securities on September 29, 2024, and December 31, 2023, was $1,791,059 and $1,477,178, respectively.

Receivables

Receivables consist of estimated rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, and supplies and is stated at cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to thirty years.

We review long-lived assets to determine if their carrying value is recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, we estimate each restaurant's future operating results. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

Page 11 of 26

As of September 29, 2024, we estimated our annual tax provision using a net combined federal and state rate for the year of approximately 27.5%.

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

 NOTE 2 – INTANGIBLE ASSETS

At September 29, 2024 and December 31, 2023, the value of acquired Intangible Assets being amortized are the following:

September 29, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$198,000	$(108,705)	$89,295
Tradenames	15	393,000	(59,090)	333,910
		$591,000	$(167,795)	$423,205

October 1, 2023-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$98,000	$(51,028)	$46,972
Tradenames, websites	15	393,000	(44,859)	348,141
		$491,000	$(95,887)	$395,113

Tradename assets are being amortized over 15 years at approximately $26,000 per year. The total amortization expense of intangible assets, including covenants not to compete, will approximate $93,200 in 2024, $73,500 in 2025, $59,000 in 2027 and approximately $26,200 per year thereafter through 2036 and $7,500 in 2037.

The total amortization expense for the third quarter of 2024 was $19,625 and was $83,567 for the 39-week period ending September 29, 2024. Amortization expense in 2024 includes $11,660 of expense to write off the remainder of the amount related to the Company’s former franchise intangible asset upon termination of the agreement with the franchisor, which was included in other assets of the consolidated balance sheets. Total amortization expense was $12,221 and $54,486 for the comparable 13-week and 39-week periods in 2023.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 29, 2024	December 31, 2023
Land	$435,239	$435,239
Equipment	4,525,650	3,994,685
Buildings and leasehold improvements	2,525,702	2,463,626

Total property and equipment	7,486,591	6,893,550
Accumulated depreciation	(3,527,852)	(3,387,786)
Less - property held for sale	(258,751)	(258,751)
Net property and equipment	$3,699,988	$3,247,013

Depreciation expense for the 13-week periods in 2024 and 2023 was $121,902 and $102,553 respectively.  Depreciation expense for the 39-week periods in 2024 and 2023 was $389,853 and $416,315, respectively.

Page 12 of 26

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 29, 2024	December 31, 2023
Accrued real estate taxes	$46,991	$49,357
Accrued bonus compensation	-	119,139
Accrued payroll	231,767	149,587
Accrued payroll taxes	6,344	11,343
Accrued sales taxes payable	63,313	81,683
Accrued vacation pay	17,663	17,663
Accrued gift card liability	22,738	26,884
Other accrued expenses	28,025	24,633
	$416,841	$480,289

NOTE 5 - LONG TERM DEBT

Our long-term debt is as follows:

	September 29, 2024	December 31, 2023
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will be equal to the greater of the "prime rate" plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering ten BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,353,367	$2,489,299
Less - unamortized debt issuance costs	(32,149)	(36,199)
Current maturities	(170,203)	(183,329)
	$2,151,015	$2,269,771

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of September 29, 2024, 765,750 shares were available for grant under the 2019 Incentive Plan.

In 2023, we granted a consultant a seven-year warrant to purchase 100,000 shares of common stock at $2.50 per share expiring in seven years. The warrant vests monthly over five years so long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project approximately $144,000 in stock-based compensation will be recognized at $32,000 per year in each of the next four years, and $16,000 will be recognized in 2028.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants in the third quarters of 2024 and 2023 were $70,000 and $40,700, respectively. Based on current estimates, we project that approximately $136,000 in stock-based compensation expense for current stock options will be recognized over the next five years: $62,000 in 2024, $60,000 in 2025, $10,000 in 2026, $3,000 in 2027 and $1,000 in 2028.

As outlined in each agreement, stock options granted to employees and directors generally vest 20% upon grant and 20% in annual installments for four years. total Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period.

Page 13 of 26

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

For the 39 Weeks ended September 29, 2024	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	319,500	$2.62	7.6	$0
Granted	15,000	1.61	9.5	0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at September 29, 2024	334,500	$2.57	7.0	$0
Options exercisable at September 29, 2024	160,554	$2.72	5.9	$0

	Number of	Weighted Average Exercise	Weighted Average Remaining Term	Aggregate Intrinsic
For the 39 Weeks ended October 1, 2023	Options	Price	(In Years)	Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$0
Granted	100,000	2.50	6.7
Exercised	0	0
Canceled, forfeited, or expired	(750)	0
Options outstanding at October 1, 2023	319,250	$2.74	8.8	$0
Options exercisable at October 1, 2023	106,802	$3.18	8.3	$0

On February 27, 2023, the Company adopted a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to be $265,000. As a result of the Contingent Incentive Share Award, $95,000 of stock-based compensation was recognized for the 39 weeks of 2024 and $77,000 for the 39 weeks of 2023. We utilized a lattice model when determining the fair value of the Contingent Incentive Share Awards. We project that approximately $160,000 of stock-based compensation will be recognized over the next two years, including $126,000 in 2024 and $36,000 in 2025.

NOTE 7 – LEASES

The present value of leases is calculated when the lease is entered into or assumed by us using an estimated incremental borrowing rate at that time. Variable lease expenses are primarily property taxes and insurance.

The Keegan’s lease is for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of $516,746 is reflected as a liability in the accompanying financial statements.

Page 14 of 26

The PIE lease is for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation after 24 months of 3%. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value discounted at 4.5% of the remaining lease obligation of $868,045 is reflected as a liability in the accompanying financial statements.

The Village Bier Garten five-year lease is for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment and seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal option periods. The VBG lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $469,949. The present value, discounted at 4.5% of the remaining lease obligation of $279,431, is reflected as a liability in the accompanying financial statements.

In May 2024, with the acquisition of assets and the Schnitzel Haus, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The Schnitzel Haus lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $167,680, is reflected as a liability in the accompanying financial statements.

The weighted average remaining lease term is approximately 3.5 years, and the weighted average discount rate is approximately 5.5%.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of September 29, 2024:

Total
Remainder 2024	$79,983
2025	351,626
2026	362,188
2027	317,768
2028	208,895
2029 and thereafter	823,390
Total future minimum lease payments	2,143,850
Less - interest	(311,948)
Present value of lease liabilities	$1,831,902

The total operating lease expenses for the third 13-week periods in 2024 and 2023 were approximately $130,000 and $81,000, respectively. In the 2024 and 2023 respective 39-week periods operating lease expenses totaled $336,000 and $180,000. Cash paid for leases during the third thirteen weeks in 2024 totaled $79,000, and in 2023 totaled $76,000. Cash paid for leases was $319,000 and $200,000 for the 2024 and 2023 39-week periods, respectively. Variable expenses for lease properties were approximately $6,000 in the third quarter of 2024 and $8,500 in the third quarter of 2023, and variable lease expenses were $39,000 and $26,000 in the 39-week periods for 2024 and 2023, respectively.

The Company also pays monthly rent under month-to-month arrangements for corporate and administrative office spaces in West Fargo, North Dakota, and Minnetonka, Minnesota, for a combined monthly rent of approximately $2,200.

NOTE 8 - RELATED PARTY TRANSACTION

NGI Corporation

Our CEO and CFO also serve as Chairman and CFO, respectively, of NGI Corporation (NGI). As of September 28, 2024, BT Brands owns 336,496 common shares and holds warrants to purchase 358,000 common shares at $1.00 per share, expiring March 31, 2028, and 34,697 warrants to purchase additional shares of NGI at $1.65 per share of NGI. During 2020, we received 179,000 shares of common stock in NGI as consideration for modifying a note. The common stock and warrants received in the note modification transaction were recorded at a value determined by BT Brands of $75,000. The investment in NGI does not have a readily determinable market value; therefore, the NGI investment is carried at a cost determined by BT Brands. As of September 29, 2024, BT Brands, Inc. has  $120,000 in demand notes due from NGI.

Page 15 of 26

NOTE 10 – ACQUISITION

On May 13, 2024, our 1519BT, LLC subsidiary completed the purchase of certain assets from LC Food Concepts. The acquired assets comprised a business operating as a high-end German-themed restaurant with approximately 175 seats located in Hobe Sound, Florida, doing business as “Schnitzel Haus. The aggregate purchase price was $943,000, including $850,000 paid at closing as payment for certain assets, separate payments of $65,000 for inventory on hand at closing, and $23,000 for the purchase of a utility vehicle used in the business. With the acquisition, we assumed the seller’s remaining lease obligation of $5,400 monthly for 44 months. Aside from the lease obligation, no liabilities of the seller were assumed in the purchase of assets. A summary of the assets acquired is as follows:

Property, including leasehold improvements and equipment	$625,000
Intangible covenant not to compete	100,000
Inventory	65,000
Vehicle and other	28,000
Operating lease right-of-use asset	182,878
Total assets acquired	1,000,878
Operating lease liability	(182,878)
Net assets acquired	818,000
Goodwill	125,000
Net purchase price	$943,000

NOTE 11 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are unaware of any significant asserted or potential claims that could impact our financial position.

NOTE 12 – SUBSEQUENT EVENT

Following the end of the quarter, we completed the sale of a trademark asset property, Hot-N-Now, with no cost basis for an upfront cash payment of $250,000 and future payments of up to $150,000 based upon $10,000 per unit opened by the purchaser. A gain of approximately $250,000 will be recognized in the fourth quarter of 2024.

Page 16 of 26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of our results of operations, financial condition, liquidity and capital resources should be read in conjunction with our financial statements and related notes for the thirteen weeks ended June 30, 2024 and July 2, 2023, as applicable. Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases, and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward-looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024 “Item 1A. Risk Factors” and elsewhere in this report, as well as other factors that may affect our business, results of operations, or financial condition. Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking statements contained in this report will transpire.

Introduction

As of September 29, 2024, including our partially owned Bagger Dave’s business, we owned and operated eighteen restaurants comprising the following:

•	Eight Burger Time fast-food restaurants (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”):
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Schnitzel Haus in Hobe Sound, Florida (“Schnitzel”).
•	Unconsolidated affiliate, Bagger Dave’s Burger Tavern, Inc., 40% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

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

Food costs have increased over the last two years, and we expect to see moderation of inflationary pressure during the remainder of 2024. Beef and egg costs trended down slightly in 2023. Given the competitive nature of the restaurant industry, raising menu prices to fully cover cost increases may be challenging. As a result, future margin improvements may take time to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

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

Page 17 of 26

Results of Operations for the Thirteen Weeks Ended September 29, 2024, and the Thirteen Weeks Ended October 1, 2023

The following table sets forth our Condensed Statements of Income and percentages of total revenues for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, September 29, 2024		13 weeks ended, October 1, 2023
	Amount	%	Amount	%
SALES	$4,348,824	100.0%	$4,007,656	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,563,073	35.9	1,449,796	36.2
Labor costs	1,698,150	39.0	1,509,721	37.7
Occupancy costs	377,398	8.7	340,002	8.5
Other operating expenses	238,031	5.5	209,721	5.2
Depreciation and amortization	141,527	3.3	114,774	2.9
Loss on sale of an asset	30,205	0.7	-	-
General and administrative	375,451	8.6	343,027	8.6
Total costs and expenses	4,423,835	101.7	3,967,041	99.1
Income (loss) from operations	(75,011)	(1.7)	40,615	(1.0)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(69,933)	(1.6)	56,248	1.4
REALIZED LOSS	(343)	-	-	-
INTEREST EXPENSE	(22,552)	(0.5)	(23,948)	(0.6)
INTEREST AND DIVIDEND INCOME	50,142	1.2	32,821	2.1
EQUITY IN AFFILIATE LOSS	(115,782)	(2.7)	(109,222)	(2.7)
INCOME TAX BENEFIT	14,000	.3	-	(0.1)
NET LOSS	$(219,477)	(5.0)%	$(3,486)	(0.1)%

Net Sales:

Net sales for the third fiscal quarter of 2024 increased $341,168, 7.8% to $4,348,824 from $4,007,656 in the third quarter of fiscal 2023.  The increase in sales was principally the result of improved sales performance at Burger Time. The increase reflects strong sales performance at Pie in the Sky, which experienced an approximately 12% sales increase over the prior year’s 13-week period. The increase also reflects sales increases at the majority of our Burger Time locations. Sales also reflect the addition of the operations of Schnitzel Haus on May 13, 2024, during a seasonally slower period.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $151,000 to a high of approximately $316,000.  Average sales for each Burger Time unit were approximately $251,000 in the third quarter of 2024, an increase of $25,000 from $226,000 in the same 13-week period in 2023. Due to our Ham Lake location only opening in July of this quarter, its sales were not included in these calculations. The average customer transaction at our Burger Time restaurants increased by approximately 10% in 2024. The results reflect a significant menu price increase, particularly in our “Deal of the Day” offering. The average check is currently about $18.00.

Our various restaurants all experience unique seasonal sales patterns.

Costs of Sales - food and paper:

The cost of sales—food and paper—the fiscal 2024 period decreased from 36.2% to 35.9% of restaurant sales when compared to the third quarter of fiscal 2023. This percentage was the net result of moderating inflationary pressures, including the cost of key inputs from a year ago and the impact of menu price increases at all locations, particularly at Burger Time, where the menu price of the popular “Deal of the Day” was increased approximately 10%.

Page 18 of 26

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased slightly to 89.1% of sales in the fiscal quarter of 2024 from 87.5% in the similar period of fiscal 2023. This increase was the result of increases in labor costs, additional occupancy costs, and stabilizing commodity costs and the matters discussed in the "Cost of Sales, - food and paper," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs

For the third quarter of fiscal 2024, labor and benefits costs increased as a percentage of restaurant sales to 39.0% from 37.7% in fiscal 2023. The increase in percentage resulted from the continued tightness of labor markets and higher-than-historical costs to train new employees. It continued upward competitive pressure on hourly wage costs. These costs were offset by increasing menu prices over the prior year and leveraging existing staffing and labor costs associated with the Schnitzel Haus acquisition. Payroll costs are semi-variable, meaning they do not increase proportionally to increases in revenue.

Occupancy and Other Operating Expenses

For the third fiscal quarter of 2024, occupancy and other expenses increased to 14.2% of sales from 13.7% in 2023, partly reflecting a spike in maintenance expenses, inflationary increases in utility costs and the lease expense related to the Schnitzel Haus acquisition.

Depreciation and Amortization Expense:

For the third fiscal quarter of 2024, depreciation and amortization expenses were $141,527 (3.3% of sales), an increase from $114,774 (2.9% of sales) in the prior year, principally due to depreciation related to the Schnitzel Haus acquisition.

General and Administrative Costs

General and administrative costs in the third fiscal quarter of 2024 were $375,451, an increase from the previous year’s third quarter of $343,027. These costs were 8.6% of sales consistent with 8.6%, in the previous year.

Income from Operations

The loss from operations for the third quarter of fiscal 2024 was $75,011, compared to a profit of $40,615 in the prior year’s fiscal quarter. This reflects higher hourly pay rates and increases in manager wages in virtually all of the Company’s businesses, as well as the items discussed in the “Net Sales” and “Restaurant Operating Costs” sections above.

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

Page 19 of 26

We define restaurant-level EBITDA as operating income before pre-opening costs if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded as they are generally not specifically identifiable as restaurant-specific costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	13 weeks ended,
	September 29, 2024	October 1, 2023
Revenues	$4,348,824	$4,007,656
Reconciliation:
Income (Loss) from operations	(75,011)	40,615
Depreciation and amortization	141,527	114,774
General and administrative, corporate-level expenses	375,451	343,027
Restaurant-level EBITDA	$441,967	$498,416
Restaurant-level EBITDA margin	10.2%	12.4%

Results of operations for the 39 weeks ending September 29, 2024, compared to the 39 weeks ending October 1, 2023.

The following table sets forth our Consolidated Statements of Operations expressed as a percentage of total revenues for the indicated periods. The percentages may not add up because of rounding.

	September 29, 2024		October 1, 2023
	Amount	%	Amount	%
SALES	$11,649,610	100.0%	$11,078,419	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,407,101	37.8	4,348,294	39.3
Labor costs	4,636,598	39.8	4,124,857	37.2
Occupancy costs	1,058.029	9.1	845,863	7.6
Other operating expenses	653,769	5.6	603,964	5.5
Depreciation and amortization	473,420	4.1	470,801	4.2
Loss (Gain) on sale of assets	30,205	0.3	(313,688)	(2.8)
General and administrative	1,284,871	11.1	1,288,019	11.6
Total costs and expenses	12,543,993	107.7	11,368,110	102.6
Loss) from operations	(894,383)	(7.7)	(289,691)	(2.6)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	163,014	1.4	33,184	-
REALIZED GAIN	29,219	0.3
INTEREST, DIVIDEND AND OTHER INCOME	186,892	1.6	126,830	1.4
INTEREST EXPENSE	(72,591)	(0.6)	(73,857)	(0.7)
EQUITY IN AFFILIATE LOSS	(291,282)	(2.5)	(254,272)	(2.3)
INCOME TAX BENEFIT	144,000	1.2	82,000	0.7
	$(735,131)	(6.3)	(379,006)	(3.5)%

Net Revenues:

Net sales for the 39 weeks representing fiscal 2024 increased $571,191, or 5.2%, to $11,649,610 from $11,078,419 in fiscal 2023.

The increase in sales was principally the result of improved sales performance at Burger Time, including a full quarter of sales at our Ham Lake location, which opened as Burger Time in July. The average customer transaction at our Burger Time restaurants increased by approximately 10% in 2024, including a significant percentage increase in our pricing for our “Deal of the Day” offering. The average check is currently about $18.00. This recent increase is principally the result of menu price increases. Burger Time unit sales for the 39 weeks ranged from a low of approximately $437,000 to a high of approximately $925,000. Average sales for each Burger Time unit were approximately $716,000 in 2024, an increase of 95,000 from $620,000 in the same 39-week period in 2023. Due to our Ham Lake location only opening in July, its sales were not included in these calculations.

Page 20 of 26

Sales at PIE for the nine months also continued to be strong, increasing approximately 10% over the prior year, above an estimated 8% menu price increase. Keegan’s and the Village Bier Garten combined results were flat, with nine-month sales in 2023.

The increase in sales is also contributed by our acquisition of Schnitzel Haus in May of this year.

Costs of Sales - food and paper:

Cost of sales - food and paper for the nine months of fiscal 2024 declined to 37.8% from 39.3% in the 2023 period due to menu price increases, particularly at Burger Time, where menu price increases contributed to improved margins.

Restaurant Operating Costs:

Restaurant operating costs, which are associated with operations, not including general and administrative expenses, and depreciation and amortization, increased as a percentage of restaurant sales to 92.3% in 2024 from 86.8% in fiscal 2023. This increase was due to the increase in sales activity from new locations and its impact, as further discussed in the "Cost of Sales," "Labor Costs," and "Occupancy and Other Operating Costs" sections below.

Labor Costs:

For the nine months of fiscal 2024, labor and benefits costs increased to 39.8% of restaurant sales from 37.2% in fiscal 2023. Shortages in staffing levels combined with higher hourly wage rates at all locations increased the overall labor percentage. Additional management labor at the Company’s PIE business. Overall, hiring markets have continued to be challenging in terms of filling open positions. Payroll costs are semi-variable, with most locations requiring minimal staffing levels, and generally, labor costs do not change directly with changes in revenue.

Occupancy and Other Operating Expenses:

For the first 39 weeks of fiscal 2024, occupancy and other expenses increased to 14.7% of sales from 13.1% in 2023, partly due to higher repair and maintenance costs.  The increase in 2024 from occupancy expense in 2023 also reflects the 2023 second-quarter reversal of previously accrued property taxes related to a property in the St. Louis, Missouri, area. The St. Louis property was deeded to the taxing area to settle the amount due.

Depreciation and Amortization Expense:

Depreciation and amortization expenses in the 39-week period of fiscal 2024 increased by $2,619 to $473,420 (4.1% of sales) from $470,801 (4.2% of sales) in the 39-week period of fiscal 2023. This increase is due to the purchase of a new restaurant, capital additions at several of our locations, and the Schnitzel Haus asset purchase.

General and Administrative Costs:

General and administrative costs in the 39 weeks of 2024 decreased $3,148 to $1,284,871  (11.1% of sales) from $1,288,019 (11.6% of sales) in the same 39-week period of fiscal 2023. The increase is not significant.

Income from Operations:

The operating loss was $894,383 in the first nine months of fiscal 2024, compared to a loss of $289,691 in the same 39 weeks of fiscal 2023. The 2023 operating loss is net of a $313,688 gain on the sale of one of the Company’s properties and the resolution of the St. Louis property tax accrual. The change in loss from operations in the nine months of fiscal 2024 compared to fiscal 2023 was due primarily to the increase in labor and occupancy costs, including the "Net Sales" and "Restaurant Operating Costs" sections above.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation, and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does the restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Accordingly, restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

Page 21 of 26

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

	39 Weeks Ended,
	September 29, 2024	October 2, 2023
Revenues	$11,649,610	$11,078,419
Reconciliation:
Income (loss) from operations	(894,383)	(289,691)
Gain on sale of assets	-	(313,688)
Depreciation and amortization	473,420	470,801
General and administrative, corporate-level expenses	1,284,871	1,288,019
Restaurant-level EBITDA	$863,908	$1,155,441
Restaurant-level EBITDA margin	7.4%	10.4%

Liquidity and Capital Resources

On September 29, 2024, we had $5.1 million in cash, cash equivalents and marketable securities and net working capital of $4.3 million, a decrease of $1.4 million from December 31, 2023.

On June 6, 2024, the Company authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of the Company's currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. We are purchasing the shares with cash generated from operations. We do not believe that the cash we expend for share repurchases will materially impact our liquidity.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred in the future and possibly increase. Our primary liquidity and cash flow sources are operating cash flows and cash, cash equivalents, and marketable securities on hand. We use this to service debt, maintain our stores to operate efficiently and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor; generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the thirty-nine weeks ending September 29, 2024, was a negative $197,102. This was impacted by ongoing seasonal trading patterns in our business, which experienced increased labor costs and repair and maintenance expenses.

Cash Flows Used in Investing Activities

We have continued to make improvements in our existing businesses and to seek acquisitions in the food service and related industries in addition to investing funds in marketable securities.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt and to share repurchases.

Contractual Obligations

As of September 29, 2024, we had $4.2 million in contractual obligations relating to amounts due under mortgages on the real property where our stores are situated, including $1.8 million in capitalized lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $47,000.

Page 22 of 26

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

As of September 29, 2024, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2023 our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company identified a consultant as an extension of management to potentially assist in the accounting for acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended September 29, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Page 23 of 26

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On June 6, 2024, the Company authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of the Company's currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of September 29, 2024, we had repurchased an aggregate of 289,181 shares under the repurchase program, representing approximately 4.6% of our outstanding common stock as of the date the program was authorized by the board of directors, for an aggregate price of $470,843. We may purchase up to an additional 335,819 shares of our outstanding shares of common stock under the program. We are purchasing the shares with available cash. Under the share repurchase program, the Company may have repurchased its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company’s repurchases may have been executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions. The share repurchase program did not obligate the Company to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice. The share repurchase program does not contain a time limitation during which repurchases are permitted to occur.

The table below sets forth information with respect to shares repurchased during the quarter ended September 29, 2024.Period	Total Number of Shares Purchase	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Program [1]
July 1 – July 31, 2024	13,328	$1.55	460,424	$255,000
August 1 – August 31 2024	3,075	$1.54	463,499	$250,000
September 1 – September 29, 2024	7,342	$1.70	470,841	$260,000

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

Page 24 of 26

ITEM 6. EXHIBITS.

Exhibit	Description

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Page 25 of 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: November 13, 2024	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 26 of 26