Form 10-K
period 2024-12-29
BT Brands, Inc.
filed 2025-03-31
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10701 Wayzata Blvd S Suite 102 Minnetonka, MN 55305	55305
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.002 par value	BTBD	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	BTBDW	The NASDAQ Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

 As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $8,079,516.

At March 15, 2025, there were 6,154,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

Our fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2024 was the 52 weeks ending on December 29, 2024, and fiscal 2023 was the 52 weeks ending December 31, 2023. All references to years in this Annual Report on Form 10-K (“Annual Report”) refer to the fiscal years described above.

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

Overview of Our Company

BT Brands owns and operates various restaurants in the eastern two-thirds of the United States. As of December 29, 2024, including our partially owned Bagger Dave’s business, we operated seventeen restaurants comprising the following:

•

Eight Burger Time fast-food restaurants located in the North Central region of the United States, collectively (“BTND”), a Sioux Falls, South Dakota location was closed in February 2024 the total of eight locations includes a location in Ham Lake, Minnesota that was closed following the end of 2024 in January 2025;

•	Bagger Dave’s Burger Tavern, Inc., a partially owned affiliate (39.6%), operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BDVB”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida “Schnitzel”.
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida (“VBG”). This business ceased operations and was closed in January 2025.

Our objective is to build value for our shareholders in the food service industry. Our principal strategy is acquiring restaurant properties at attractive earnings multiples. In 2024, we continued to evaluate business opportunities. We operate our businesses with a shared central management organization. Additional elements of our growth strategy encompass increasing sales and efforts to lower costs and boost brand awareness.

Our Corporate History

The Company was incorporated in Delaware as Hartmax of NY, Inc. in January 2016. In 2020, we changed our corporate domicile from Delaware to Wyoming.

The Burger Time brand originated in August 1987 with the first restaurant in Fargo, North Dakota. In subsequent years, Burger Time restaurants were opened in Minnesota, North Dakota, and South Dakota.

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

Following our IPO, we have pursued the acquisition of restaurant properties in diverse locations across the United States. Our acquisitions have diversified our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants.

Our Restaurants

Burger Time

Burger Time restaurants feature a variety of burgers and other quick-serve foods. Our juicy, flame-broiled burgers, called “Bigger Burgers,” are made with approximately 25% more meat and are larger in diameter than our competitors’ typical quarter-pound burger offerings. Our burger patties are produced to our specifications by our supplier. We prepare each burger to a customer’s order and serve it hot and fresh. Other entrees include chicken sandwiches and chicken tenders. We offer an array of traditional and signature sides, many of which are regional favorites. We offer other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at competitive prices. Our limited menu is designed to deliver quality across all products, combining a high taste profile and speedy delivery. Our Burger Time brand appeals to a broad spectrum of consumers. We cater to consumers who appreciate the size and variety of our burgers and the value of our Bigger Burger, combined with the speed and efficiency provided by our single and double drive-thru windows. Subject to seasonal and local conditions, our restaurants are generally open seven days a week from 10 a.m. until 9 or 10 p.m. We offer online ordering through our website with curbside delivery and have initiated sales through third-party delivery services. Burger Time serves the drive-thru and take-out segment of the restaurant industry.

Our eight Burger Time restaurants, including our Ham Lake location, which was closed in January 2025, are in Minnesota, North Dakota, and South Dakota. We own the real estate on which our Burger Time restaurants are situated.

Our Burger Time units are free-standing facilities with single or double “drive-thru” and walk-up service windows. The menu, store layout and equipment are designed to work together to offer exceptional food with fast service times. This integrated design allows for maximum food output with minimal labor.

Each restaurant typically employs eight to sixteen employees, including a manager and an assistant manager. Work shifts are staggered to ensure superior customer service during our busiest times. We focus on customer service and quality and seek to staff our stores with friendly, customer-focused personnel. Our managers and assistant managers are full-time employees. We support our managers by offering competitive wages, including incentive bonuses for performance. Our experienced managers train new assistant managers in all aspects of operations. Our training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. We also focus on food safety and sanitation, employment laws and regulations, and systems to control food and labor costs. All managers and assistant managers must obtain the required food safety (HACCP) certification applicable to their location.

Each restaurant has a point-of-sale system (POS) monitored by management. In 2024, we implemented a cloud-based POS in all Burger Time locations, enhancing our ability to monitor store operations. This system allows management to monitor sales, labor, customer counts, and other pertinent information. The general manager of each restaurant reports directly to the Director of Operations, who in turn reports to our Chief Operating Officer, who oversees all aspects of restaurant operations, including restaurant facility management, new restaurant openings and the roll-out of key operational initiatives. Our restaurants are managed using weekly operating budgets, comparing their actual results to planned results and results from the prior year.

In July 2024, we engaged a new primary food service vendor. We have agreed to a pricing structure with the new vendor, however, have not executed a contract. Under this arrangement, we purchase most of the food, paper, packaging, and related supplies for our Burger Time restaurants from Performance Food Services, one of the nation’s largest distributors of food products. Performance Food Services makes deliveries to our restaurants on a frequent and routine basis.

As of March 1, 2025, Burger Time restaurants employed approximately 92 individuals, including 13 full-time and 79 part-time employees. Our full-time employees are salaried managers and assistant managers; the remaining restaurant staff are hourly employees.

Keegan’s Seafood Grille

On March 2, 2022, we acquired substantially all the assets of Keegan’s Seafood Grille, Inc. (“Keegan’s”), an operating restaurant located in Indian Rocks Beach, Florida, for $1,150,000. Keegan’s Seafood Grille has operated in the same location for over 35 years, serving the Clearwater, Florida market. We acquired the “Keegan’s Seafood Grille” tradename and website and plan to continue to operate as Keegan’s Seafood Grille. In November 2024, operations at Keegan’s were disrupted for approximately six weeks by Hurricane Helene, which caused significant damage to the Indian Rocks Beach community.

Keegan’s is a family-friendly casual restaurant located directly across the street from the beach. The establishment’s award-winning dishes are made in-house using the freshest local ingredients. Keegan’s motto is “Eat Fresh and Eat Wild.” Keegan’s is known for daily fish specials, innovative seafood dishes, and excellent service. Keegan’s also offers a selection of beer and wine. The restaurant features indoor and outdoor dining options, is open daily for lunch and dinner, and offers takeout and curbside pickup options.

As of March 1, 2025, Keegan’s employed 38 persons, including 12 full-time and 26 part-time employees. Our employees include a full-time salaried manager and a salaried kitchen manager; the remaining restaurant staff are hourly employees.

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

PIE has served the local community and ferry travelers to Martha’s Vineyard for nearly forty years. PIE serves a variety of breakfast and lunch sandwiches prepared on store-baked bread; pastries, soups and salads are all freshly made on-site. In addition, we offer patrons fresh, on-site roasted coffee beverages, smoothies, and brand merchandise. The store is open seven days a week, year-round, except for Christmas.

As of March 1, 2025, PIE employed 23 people, including three full-time and 20 part-time employees. Our full-time employees include three full-time managers, including one manager dedicated to coffee roasting operations, assistant managers, and a varying number of staff, all of whom are hourly employees.

Schnitzel Haus

On May 13, 2024, we acquired substantially all of the assets, including the trade name of Schnitzel Haus, a German-themed fine dining restaurant and bar in Hobe Sound, Florida (“Schnitzel”). Schnitzel has served the local community for more than 10 years. Schnitzel serves a variety of traditional German and American menu offerings, wine, beer, and cocktails in an elegant, upscale setting. Schnitzel is open year-round, Monday through Saturday.

As of March 1, 2025, Schnitzel employed 20 people, including three full-time and 20 part-time employees. Our employees include a full-time salaried manager and a salaried kitchen manager; the remaining restaurant staff are hourly employees.

Village Bier Garten

On August 4, 2022, we acquired substantially all of the assets, including the trade names and social media accounts of Von Stephan Village Bier Garten. Village (“VBG”) is a German-themed, family-friendly casual restaurant and bar concept in Cocoa, Florida. Effective January 2, 2025, we closed the VBG location, sold equipment for $34,500 and assigned the lease to an unrelated party.

Bagger Dave’s Burger Tavern

In June 2022, we acquired common stock of Bagger Dave’s Burger Tavern, Inc. (“BDVB”), initially representing 41.2% ownership. In 2024, our ownership share was reduced to 39.6% due to a sale of newly issued shares by BDVB. BDVB is a publicly traded company that owns and operates six Bagger Dave’s restaurants. Bagger Dave’s is a casual restaurant and bar concept providing an inviting, entertaining atmosphere specializing in burgers, tavern-style pizzas, hand-cut fries, local craft beers, milkshakes, salads, and other items. BDVB opened its first location in Berkley, Michigan, in January 2008 and currently operates four restaurants in Michigan, one in Ft. Wayne, Indiana, and one in Centerville, Ohio. BDVB has approximately 150 employees, including 20 salaried managers, 40 full-time, and 90 part-time employees.

Marketing and Advertising

Our marketing and advertising expenditures are principally allocated to social media, with limited advertisements in newspapers and on the radio. In addition, we have employed product discount coupons, live remote broadcasts, customer contests, and direct mailings. We also utilize marketing incentives from our suppliers whenever possible. Our restaurants offer online ordering capability and a curbside delivery program through our websites. We emphasize direct database marketing supplemented by social media tools to promote our brand and local stores. Marketing-related expenditures have typically been less than 1% of net revenues. Generally, restaurant sales are derived from drive-by traffic and dedicated return visits from loyal customers. Increasing our restaurant revenues may require an increase in marketing and advertising expenditure.

We expect to develop more sophisticated marketing programs, including an expanded social media presence, to build consumer brand awareness of our restaurants.

Growth Strategy

We seek to increase value for our shareholders in the food service industry. Our strategy is to acquire restaurant concepts and individual properties at attractive earnings multiples. Other key elements of our growth strategy include increasing same-store sales and introducing a campaign to boost brand awareness.

As we develop and extend our business into new food concepts and geographic areas, we expect to pursue strategies that will leverage our multiple brands, capacity, and reach, which may include:

•	creating dual concept locations, allowing for two or more of our brands to share physical assets;
•	offering third-party (e.g., Uber Eats, GrubHub) and local delivery services;
•	entering into licensing agreements allowing the third-party sale of our products and
•	employing direct database marketing, including social media, to drive business.

As a public company, we may be presented with other opportunities, including a reverse merger opportunity, whereby a significantly larger company avails itself of our public company status by merging with our business. We will evaluate these opportunities if and when they are presented.

Acquisitions

We are evaluating our acquisition strategy in the restaurant industry. Acquisitions may provide an entrance into targeted restaurant segments and geographic areas. Restaurant businesses frequently become available for acquisition. We may purchase either individual restaurant properties or multi-unit businesses at prices expected to provide attractive returns on our investment. In addition, we may acquire operating assets where a franchise program is the focus of the acquired food service business. We evaluate acquisition opportunities to determine if the transaction will be accretive and if we can efficiently integrate the business into our existing operations.

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

We operate our businesses with a shared central management organization. Following an acquisition, we may pursue a plan to expand the number of locations and increase the comparable store sales and profits, as described below. By leveraging our management services platform, we seek to achieve post-acquisition cost benefits by reducing the acquired business’s corporate overhead. If we acquire restaurant chains or individual units near each other, concentration could provide economic synergies for management functions, marketing, advertising, supply chain assistance, staff training, and operational oversight.

Increase Sales

Our primary goal is to grow sales in our restaurant operations to optimize restaurant performance. One of the metrics we use to measure an increase in sales is same-store sales growth, which reflects the change in year-over-year sales for the comparable store base.  We apply techniques proven in the restaurant industry to increase same-store sales at all our restaurants. We also may develop new approaches that reflect our corporate character and restaurant composition. We utilize customer feedback and analyze sales data to introduce, test, and hone existing and new menu items. Our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Increase Brand Awareness

Increasing brand awareness is essential to our Company’s growth. We intend to develop and implement forward-looking branding strategies for our businesses. We may seek to leverage social media and employ targeted digital advertising to expand the reach of our brands and drive traffic to our stores. We expect our branding initiatives to evolve as we complete acquisitions.

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

Competition

We own restaurants in the industry’s quick service, fast casual, and casual dining categories. The competitive environment in each category is intense in terms of price, service, location, and food quality. We face significant competition from a variety of restaurants on a national, regional, and local level. Dining choices continue to expand with the increasing popularity of food delivery services. The restaurant industry is affected by, among other things, changes in consumer tastes, dietary trends, local and national economic conditions, demographics, traffic patterns, consumer spending, population trends, and local traffic patterns. The restaurant industry has few barriers to entry, and new competitors may emerge at any time.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our BTND revenue is typically lower in the first and fourth quarters because of winter weather. PIE is highly seasonal, with a significant portion of its business occurring during the summer. Our Florida locations reach peak revenue during the winter travel season.

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

The development and construction of new restaurants will be subject to compliance with applicable zoning, land use, and environmental regulations. Federal and state environmental regulations have not had a material effect on operations. However, more stringent and varied requirements of local governments concerning zoning, land use, and environmental factors could delay construction and increase development costs for any new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. Most of our hourly staff, except for BDVB’s Michigan tip-compensated employees, are paid above the applicable federal or state minimum wage. Accordingly, increases in the minimum wage likely will not have a significant impact on labor costs. We may also be subject to various laws and regulations related to future operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment.

States, counties, and cities have enacted menu labeling laws requiring restaurant operators to disclose certain nutritional information to consumers or have enacted legislation restricting the use of certain ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one area to another. These requirements may be different or inconsistent with requirements that we are subject to under the Patient Protection and Affordable Care Act of 2010 (“ACA”), as amended, which establishes federal requirements applicable to chain restaurants with 20 or more locations to post nutritional information on their menus. In addition, the ACA mandates that restaurant businesses with more than 50 full-time employees offer health benefits to full-time employees and their dependents or face possible penalties. The ACA imposes significant reporting requirements on restaurant businesses, including certifying whether they offer minimum essential coverage to full-time employees. The failure to comply with ACA is substantial, and new regulations, increasing coverage requirements and costs could adversely affect our business. We are not engaged in the business as a “franchisor.”

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

Employees

As of March 1, 2025, our corporate office has four employees. In addition, each of our restaurants has a General Manager, an assistant manager or supervisor, and a varied number of restaurant staff, all hourly employees. Including wholly owned subsidiaries of the Company, as of March 1, 2025, we had approximately 180 employees, including 40 full-time and 140 part-time employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Marketable Securities

From time to time, we purchase publicly traded marketable securities. Historically, these securities comprised investments in exchange-listed common stocks with published prices per share readily available.

Investments

Bagger Dave’s-

Our investments include our net investment of $304,439 in Bagger Dave’s as determined under the “Equity Method” of accounting, net of recording our equity share in Bagger Dave’s losses.

NGI related party investment-

Our total investment in NGI Corporation (“NGI”) is $424,000, which includes $120,000 in loans to NGI during 2024 and $304,000 in prior equity investment in NGI.  The NGI investment includes equity in the form of 179,000 common shares received in 2020 as consideration for BTND extending the maturity of a note receivable repaid in August 2020. Under the Note modification terms, we acquired 179,000 NGI common shares from its founders. We also received warrants expiring on March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000  to the value of the equity received. This amount was reflected as interest income in 2020. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at the cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65. Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our COO, Kenneth Brimmer, is also an NGI board member and serves as its CFO. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands, which the Company believes is reasonable relative to recent stock sales by NGI.

Item 1A. Risk Factors.

Risks Related to a Health Emergency

Health emergencies may adversely impact our business.

Government responses to health emergencies have significantly impacted the economy. Although our business did not experience significant adverse effects during the peak of COVID-19, its variants or another virus could negatively affect our business. Possible outcomes include declines in customer traffic at our restaurants, our inability to staff our restaurants fully, and, in more severe cases, a temporary restaurant closure, difficulty in our ability to obtain supplies, and increased commodity costs, possibly for prolonged periods of time.

The impact of health emergencies on our business, markets, supply chain, customers, and workforce is contingent upon unpredictable future developments, which may significantly influence our business operations, liquidity, financial condition, and overall performance.

Risks Related to Our Growth Strategy

Acquiring or opening new restaurants is subject to risks and challenges.

We expect to face challenges if we acquire or open new restaurants; many of these challenges pose risks that are beyond our control, including, but not limited to, our ability to acquire locations at a favorable cost, the expense and other factors involved in remodeling or updating locations, hiring managerial personnel and our lack of familiarity with local regulations. Any of these challenges, as well as others we may have yet to identify, could result in significant unanticipated costs being incurred.

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

The acquisition of existing restaurants is risky and could negatively impact our financial results.

We are evaluating our strategy of expanding our business by acquiring existing restaurant businesses. In the event we make restaurant acquisitions in the future, any such business may be in geographic regions in which we have not operated and may offer food concepts significantly different from our existing business. Our strategy to pursue expansion through the acquisition of existing restaurant businesses is subject to risks and uncertainties, including all the risks of our current operations as outlined in this Annual Report and other factors, including:

•

investigating a potential acquisition, including negotiating and drafting agreements and documents, requires substantial management time and costs. If we do not complete a target acquisition, the costs incurred likely would not be recoverable;

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

Acquisitions may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether completed or not, involves risks, including:

•	material adverse effects on our operating results, particularly in the quarters immediately following the acquisition, as the acquired restaurants are integrated into our operations;
•	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;
•	potential unknown liabilities;
•	difficulties of integration and failure to realize anticipated synergies; and
•	disruption of our ongoing business, including the diversion of management’s attention.

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

Though we expect to retain key personnel of any existing restaurant group to assist with managing the restaurants, we may not be able to retain such personnel for any meaningful period. Moreover, even if we retain management from the acquired business, our executive officers may not manage the new restaurants profitably for numerous reasons, including our inability to predict consumer preferences and trends that drive the success of these types of restaurants. Any failure to effectively manage the restaurants comprising an acquired restaurant group could, among other negative effects, adversely impact our operations and deplete our capital resources, affecting our financial condition and the market price for our common stock.

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

As we grow, management will be focused on the numerous complex and time-consuming activities required to acquire or open new restaurants and to integrate and operate an existing restaurant group. These activities may divert management’s attention from our existing restaurants, and our existing restaurants may suffer. Implementing our growth strategies may reduce the time available to manage our current restaurants, potentially harming our revenue, business, financial condition, and operations.

We may enter into additional long-term, non-cancellable leases.

In connection with acquired restaurants, we have entered into long-term, non-cancelable leases for the space in which such restaurants operate. Further, future acquisitions may be subject to long-term, non-cancelable leases. Under non-cancelable leases, we may be required to pay all or a portion of the real estate taxes, insurance, common area maintenance charges, and other operating costs associated with the property. In addition, non-cancelable leases may provide contingent rental payments based on sales thresholds. If acquired restaurants are subject to long-term non-cancelable leases or we enter into such leases when we acquire a restaurant and such restaurants are not profitable, and we decide to close one or more of them, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent and other expenses that we agreed to pay for the balance of the lease term. In addition, as leases for our restaurants expire, we may need to negotiate renewals, which could cause us to pay increased occupancy costs or close restaurants in desirable locations. These payments and costs, as well as the failure to negotiate new leases for restaurants, could have a material adverse effect on our business, financial condition, and results of operations.

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

We may be unable to install adequate management information and control systems efficiently and timely. Our current or planned personnel, systems, procedures, and controls may need to be revised to support our future operations. Our business could be seriously harmed if we cannot manage growth effectively.

Risks Related to the Nature of Our Business and Operating in the Restaurant Industry

Our inability to compete effectively may affect sales and restaurant-level profit margins, adversely affecting our results of operations.

The restaurant industry is intensely competitive, with many well-established companies competing directly and indirectly with us. We compete with national, regional, locally owned, quick-service, casual, and full-service restaurants. Many of our competitors have significantly greater financial, marketing, personnel, and other resources than we do. Many of our competitors are well-established in markets where we have existing restaurants or may acquire new ones. In addition, many of our competitors have greater name recognition nationally. The failure to successfully compete with the restaurants in our markets could result in declining customer traffic and may prevent us from increasing or sustaining our revenues and profitability. Success in the restaurant industry is based on various factors, including changes in consumer tastes, nutritional and dietary trends, consumer spending, traffic patterns, and the type, number, and location of competing restaurants often affect the restaurant. Our competitors may react more efficiently and effectively to those conditions. Further, we face growing competition from the supermarket industry, with improvements in meal preparation and delivery alternatives. Additionally, there is increased competition from limited-service and fast-casual restaurants that are aggressively pursuing delivery and “to-go” programs. Meal kit delivery companies and other eat-at-home options also compete with traditional restaurants. In addition, our competitors in the past have offered and promoted price discounts on specific menu offerings, and they may continue to do so in the future. If we cannot continue to compete effectively, our traffic, sales and restaurant-level profit margins could decline, and our business, financial condition and results of operations would be adversely affected.

Our inability to raise menu prices could result in a decline in profitability.

We seek to increase menu prices to help offset costs, including the increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities, and other essential operating costs resulting from general inflation. If consumers do not accept menu price increases, resulting in reduced guest traffic, our financial results would be negatively affected.

Public attitudes regarding diet and health could result in new regulations influencing consumers.

Changes in diet attitudes, health information, or government regulations could affect consumer habits and impact our business, finances, and operations. While currently exempt from requirements, changes in laws and regulations may require us to disclose the nutritional content of our food offerings.

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

We may face negative publicity, including comments on social media relating to aspects of our business. Public comments may address, among others, food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, the integrity of our suppliers’ food processing and other policies, practices and procedures, employee relationships or other matters at one or more of our restaurants. Negative publicity regarding our restaurants may adversely affect us, regardless of whether the comments are valid. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect our other restaurants. A similar risk exists concerning food service businesses that are unrelated to us if customers mistakenly associate such businesses with our operations. Employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be exerted in favor of our operations. These risks are amplified because of the prevalence of social media. Adverse social media comments and negative publicity could materially adversely affect our business, financial condition, results of operations and cash flows.

Food safety concerns could harm our business by reducing demand and increasing costs.

The occurrence or reports of food-borne illnesses and food safety issues have occurred in the food industry and could occur in the future. Any report or publicity linking us to food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand, reputation, revenues, and profits. In addition, food-borne illness, food tampering, or food contamination at our competitors’ restaurants could result in negative publicity about the food service industry and adversely impact our sales.

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

Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including, among other things, beef, poultry, grains, dairy, and produce. Prices may be affected due to market changes, increased competition, public health issues, inflation, shortages, or interruptions in supply due to weather, disease, or other conditions beyond our control, or other reasons. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to raise prices or limit our menu options. These events and general economic and demographic conditions may impact our pricing and adversely affect our sales and restaurant-level profit margins. We do not enter into forward pricing arrangements with our suppliers, making us more susceptible to changes in commodity prices.

Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, whether due to inflation, shortages, interruptions in supply, or otherwise. Our profitability is also affected by insurance, labor, marketing, taxes, and real estate costs, which could increase due to inflation, changes in laws, competition, or other events beyond our control. Our ability to respond to and react to such increases and other more general economic and demographic conditions will depend on various factors, including the responses of our competitors and customers. Competition and other factors may constrain our ability to respond to increasing costs by raising menu prices. All these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our performance.

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

During 2024, we purchased approximately 30% of our food, paper, packaging, and related supplies from Sysco Corporation, the nation’s largest distributor of food products. In July 2024, we entered into a new primary supplier relationship for BTND with Performance Food Service, a Sysco competitor. We continue to utilize Sysco in certain locations, including PIE. In addition, for BTND, we purchase beverages other than coffee, tea, or milk from PepsiCo and its affiliated bottlers. These entities are also responsible for delivering these products to us. Our reliance on these vendors exclusively provides us with our entire inventory at reasonable prices, presenting certain risks. We do not control the businesses of our vendors, and our efforts to specify and monitor the standards under which they perform may not be successful. If our current vendors are unable to support our expansion into new markets, or if we are unable to find vendors to meet our supply specifications or service needs as we expand, we could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have a material adverse effect on our business, financial condition, and results of operations.

We rely on the services of our Chief Executive Officer and Chief Operating Officer to operate our business.

We rely on Gary Copperud, our Chief Executive Officer, and Kenneth Brimmer, our Chief Operating Officer, to make all key decisions relating to our operations and finances. The unexpected loss of Messrs. Copperud or Brimmer’s services would adversely affect our business and plans for future growth. Further, neither of these individuals devotes full-time efforts to the Company, as further described under the heading “Management.”

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

Additionally, the majority of our sales are by credit or debit cards, which are processed by third-party organizations completely independent of us. In terms of credit and debit card processing, we do not retain any customer information. Other restaurants and retailers have experienced security breaches in which their customers’ credit and debit card information has been compromised. In the event of a data breach, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising from the actual or alleged theft of confidential or personal information and credit or debit card information. Any security breach or other material interruption in the information technology systems we rely on, particularly those required for point-of-sale payment processing in our stores, such as cybersecurity attacks, may adversely affect our business, operating results and financial condition.

Failure to effectively manage social media could adversely impact our business.

The use of social media platforms has increased significantly. This includes blogs, chat platforms, social media websites, and other Internet-based communications, enabling individuals to reach a broad audience of consumers. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on the accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests or inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without us having an opportunity for redress or correction.

In addition, we may use social media to communicate with our customers and the general public. Failure by us to use social media effectively or appropriately, particularly as compared to our brands’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes, or malicious dissemination of false information. Our customers’ or employees’ inappropriate use of social media could increase our costs, lead to litigation, or result in negative publicity that could damage our reputation and adversely affect our business.

Legal and Regulatory Risks

The display of nutritional information could affect consumer preferences and negatively impact the results of our operations.

Government regulation and changes in consumer eating habits resulting from shifting attitudes regarding diet and health or the latest information regarding changes in the health effects of consuming our menu offerings may impact our business. In general, because of our size, we have been exempted from regulations related to disclosing nutritional information. However, as we grow, parts of our business will likely be required to comply with state and local regulations relating to the disclosure of ingredients and nutritional information. We anticipate that laws and regulations requiring disclosure of our menu’s ingredients and nutritional content will continue to increase.

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

Regulations and consumer preferences may change because of new information or attitudes regarding diet and health. These changes may include regulations impacting menu item ingredients and nutritional content. For example, many states, counties, and cities have enacted menu-labeling laws requiring multi-unit restaurant operators to make nutritional information available to guests or restrict the sale of certain ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete specific menu items. If we cannot adjust our menu offerings appropriately, regulations may adversely impact customer demand and our revenues.

We are subject to many federal, state, and local laws and compliance is costly and complex.

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

Failure to comply with regulations could result in losing our food service licenses, harming our business.

Under various federal, state, and local government regulations, restaurants are required to obtain and maintain licenses, permits and approvals to operate their businesses. Such regulations are subject to change from time to time. We must keep these licenses, permits, and approvals for our operation. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failures to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, adversely affecting our business.

Restaurant companies have been the target of allegations of violations of employment laws.

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

Our ability to successfully implement our business plan depends on our ability to build brand recognition using our existing trademarks, service marks, and other proprietary intellectual property, as well as intellectual property that we may develop in the future. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in a loss of brand recognition and require us to devote resources to advertising and marketing. If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes, or infringes on our intellectual property, the value of our brands may be harmed, which could have an material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time-consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or license agreement to obtain the right to use a third party’s intellectual property.

General Risk Factors

Economic conditions in the United States could materially affect our business, financial condition, and results of operations.

The restaurant industry depends on consumer discretionary spending. During periods of economic downturn, continuing disruptions in the overall economy, including the impacts of high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which could negatively affect customer traffic and sales throughout our industry. These factors, as well as national, regional, and local regulatory and economic conditions, gasoline prices, and disposable consumer income, affect discretionary consumer spending. If economic conditions worsen and our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, customer traffic could be adversely impacted. If adverse economic conditions persist for a period of time or become pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. They will likely be affected by many national and international factors beyond our control. If sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Prolonged negative trends in restaurant sales could cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants, delay the remodeling of our existing restaurants, or take asset impairment charges.

We are susceptible to regional economic developments.

Our financial performance depends on restaurants in Minnesota, North Dakota, South Dakota, Michigan, and Florida, comprising all but one of our restaurants as of December 29, 2024. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could adversely affect our business, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, or natural or other disasters.

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

We intend to continue investing in marketing efforts to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. If these initiatives are unsuccessful, we may engage in additional promotional activities to attract and retain customers, including buy-one-get-one offers and other offers for free or discounted food. Any such additional promotional activities could adversely impact the results of our operations.

We plan to continue emphasizing mobile and other digital ordering, delivery, and pick-up orders. These efforts may fail or result in unexpected operational challenges that adversely impact our costs. We may also introduce new menu items that may not achieve the expected sales levels. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we can. Should our competitors increase spending on marketing and advertising, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business is subject to seasonal fluctuations due to weather and other factors.

Historically, customer spending patterns for our midwestern restaurants are lowest in the first and fourth quarters of the year due to holidays, consumer habits, and adverse weather. Likewise, our restaurants in Florida may experience declines in customer spending during the summer, when Florida has fewer tourists. Our restaurant in Woods Hole, Massachusetts, experiences reduced customer traffic outside the summer months. Therefore, our quarterly results will continue to be affected by seasonality. Because of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

If we cannot offset rising labor costs with price increases, our financial performance could be adversely affected.

Increases in hourly labor costs and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. The federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require substantially more mandated benefits than is currently required under federal law. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases could create pressure to increase salaries and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase, or expansion of benefits could significantly impact our labor costs and negatively affect our operations results. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation. Many have increased prices for goods and services to offset their increasing labor costs.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The stock market, in general, has been highly volatile, which may be especially true for our common stock, given our growth strategy and stage of development. As a result, the market price of our common stock is likely to be similarly volatile. You may experience a decrease, which could be substantial in the value of your stock, including decreases unrelated to our operating performance or prospects and could lose part or all of your investment. The price of our common stock could be subject to wide fluctuations in response to several factors, including those described elsewhere in this Annual Report and others, such as:

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

Raising additional equity capital may be more challenging while the warrants are outstanding.

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

Our articles of incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Our board of directors is empowered, without stockholder approval, to create and issue a series of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

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
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that the individual is not entitled to indemnification;

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

We are a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

We employ an array of controls, technologies, and other processes designed to identify, protect against, detect, respond to, and mitigate cybersecurity risks. These measures are aligned with the frameworks established by the National Institute of Standards and Technology (NIST). Our IT activities are primarily outsourced for monitoring and maintenance to third parties and are subject to independent controls over IT. These controls include but are not limited to, internal reporting, monitoring and detection tools, threat intelligence, and general and role-based training. We consistently evaluate and enhance the effectiveness of our cybersecurity program, ensuring continuous evolution and improvement.

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

Item 2. Properties.

Corporate Offices

Our principal office is in leased office space in Minnetonka, Minnesota, and is rented on a month-to-month basis for $1,300 per month.

Burger Time Properties

The table below provides basic information about each of our Burger Time restaurants.

Location	Open Since	Building (Approx. Sq. Ft.)	Land (Sq. Ft.)	Real Estate Owner	Restaurant Business Owner
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Minot, North Dakota	1992	800	33,600	BTND, LLC	BTND, LLC
Ham Lake, Minnesota (3)	Closed	1,664	31,723	BTND LLC	(1) (3)
Richmond, Indiana (2)	held for sale	1,062	23,086	BTND IN, LLC (4) (5)	(2)

(1)	Closed January 19, 2025
(2)	The Richmond, Indiana, location closed in December 2018, and the property is being held for sale.
(3)	The Ham Lake location closed in January 2025 and alternatives for the property are currently being considered.

Until January 2025, we leased executive offices, consisting of approximately 1,000 square feet, located at 405 West Main Street, West Fargo, North Dakota, under a one-year rental agreement at the cost of $550 per month. In addition, effective January 2, 2022, we agreed to reimburse Brimmer Company, LLC, an affiliate of the Company, for the monthly rent of $1,300 on approximately 1100 square feet in Minnetonka, Minnesota, at 10501 Wayzata Blvd Ave S, Suite 102, where administrative activities are performed. Our office space is adequate for its intended purposes and our near-term expansion plans.

On June 28, 2021, we refinanced our BTND mortgage debt to mortgages bearing interest at 3.45%. As of December 29, 2024, we had $2,276,344 in contractual obligations relating to mortgages on the real property on which our Burger Time restaurants are situated. Our monthly required payment is approximately $22,000. We are also obligated under operating lease agreements to future payments totaling approximately $1,772,000, requiring monthly rental payments of approximately $25,000.

Keegan’s Seafood Grille

Upon the acquisition of Keegan’s assets in March 2022, we entered into a 132-month triple-net lease with an unrelated landlord for the property occupied by Keegan. The lease terms provide for an initial rent of $5,000 per month, increasing annually at the greater of 3% or the increase in the Consumer Price Index over that period. The location comprises approximately 2,900 square feet of dining, kitchen, and storage space and typical features for a full-service restaurant.

Pie In The Sky Coffee and Bakery

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

Schnitzel Haus

Concurrently with the May 13, 2024, purchase of Schnitzel Haus assets, we agreed to assume the remaining term of the former owners’ existing lease obligation on approximately 4,200 square feet. The Schnitzel lease expires January 1, 2028. Monthly lease payments are approximately $4,700 per month plus common area charges and is subject to annual escalation based on the Consumer Price Index of inflation.

Village Bier Garten

Our purchase of Village Bier Garten’s assets included a five-year lease for 3,000 square feet of restaurant space. The terms of the triple-net 60-month lease provided for an initial rent of $8,200 per month with an annual escalation of 3%. The lease includes three five-year renewal option periods. Following the end of the fiscal year of 2024, on January 2, 2025, we closed the VBG location and entered into an agreement to assign the lease.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Stock Market under the symbol “BTBD” on November 12, 2021, and our warrants issued as part of the units we sold in the IPO commenced trading on the Nasdaq Stock Market under the symbol “BTBDW” on November 12, 2021.

Stockholders

As of March 1, 2025, approximately 40 stockholders of record held 6,246,118 shares issued and outstanding shares of common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of share held in “street name” or person, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 29, 2024.

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

As of December 29, 2024, the Company had granted options to purchase 340,000 shares of common stock, including 194,250 options granted to employees, 110,000 to consultants, and 35,000 to non-employee directors. The initial grant of options to non-employee directors was immediately vested, and future grants to directors and grants to employees are subject to a four-year vesting requirement, with 20% vested upon the grant and an additional 20% vested annually in the succeeding four vesting years. The 110,000 options for consultants include warrants to purchase 100,000 shares under a consulting agreement. These consultant warrants vest monthly over 60 months.

Effective February 27, 2023, our board of directors approved a total grant of 250,000 shares of common stock to two officers (the “Grant Shares”). The Grant Shares vest when our common stock trades for $8.50 per share for 20 consecutive trading days. This requirement triggers the Company’s right to redeem the common stock warrant issued in our IPO.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	239,250	$2.56	760,750
Equity compensation plans not approved by security holders.	100,000	$2.50	-

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Share Repurchase Program

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of December 29, 2024, we repurchased an aggregate of 306,394 including  91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash and may repurchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice. The 2024 Share Repurchase Program does not contain a time limitation during which repurchases are permitted to occur.

The Company purchased 65,000 shares of its common stock in a single transaction in 2022, and in 2023, we initiated a share repurchase program. Under the repurchase program, 150,000 shares were purchased in 2023 and 91,394 in 2024, as summarized below

Period	Total number of shares purchased	Average price paid per share (1)	Shares purchased as part of publicly announced program	Maximum of shares that may yet be purchased under the program
January 1 – December 31, 2023	150,000	$1.668	150,000	600,000
January 1, 2024 – December 29, 2024	91,394	$1.561	91,394	508,606

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

No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates or our affiliates other than payments in the ordinary course of business to officers for salaries. Including our three restaurant business acquisitions and our purchase of Bagger Dave’s shares for $1,260,000, we have invested the net proceeds in money market funds and equity securities, including the purchase from time to time of an aggregate of 1,398,110 shares of common stock of  Noble Roman’s Inc. for an aggregate cost of $333,256 as of December 29, 2024. Noble Roman’s, Inc., is a public company based in Indianapolis, Indiana, operating pizza-focused food services, including nine full-service locations. In 2023, we engaged in an unsuccessful proxy solicitation to elect a representative to the Noble Roman’s board of directors.

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

Fiscal Year

Our fiscal year is 52/53 weeks long, ending on the Sunday closest to December 31. The 52-week fiscal year 2024 ended on December 29, 2024, and the 52-week fiscal year 2023 ended on December 31, 2023.

Introduction

As of December 29, 2024, including our partially owned Bagger Dave’s business, we owned and operated seventeen restaurants comprising the following:

•	Seven Burger Time (Net of one unit closed in January 2025) fast-food restaurants (“BTND”);
•	Village Bier Garten is a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida. (“VBG”) which was closed January 2, 2025:
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus in Hobe Sound, Florida (Schnitzel”); and
•	Unconsolidated affiliate Bagger Dave’s Burger Tavern, Inc., 39.6% owned and operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BDVB”).

 Burger Time opened its first restaurant in Fargo, North Dakota, in 1987. Burger Time restaurants feature traditional grilled hamburgers, other affordable foods, and soft drinks. Burger Time’s operating principles include (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price

The average customer transaction at Burger Time restaurants in the year decreased slightly in 2024 compared to 2023 and is currently about $14.50.  We are constantly reviewing menu prices to maintain gross margins during recent periods of accelerating inflation. Many factors influence our sales trends. Our business environment is challenging as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Recent Events

Our acquisitions have allowed us to diversify our operations into new restaurant segments and new geographic regions, reducing our dependency on the financial performance of our Burger Time restaurants. In 2024, we acquired the Schnitzel Haus restaurant, and in 2022, we purchased three operating restaurants and now own a 39.6% interest in BDVB, an operator of six casual restaurants. In May of 2024, we purchased the Schnitzel Hause restaurant. We may consider and evaluate additional acquisition opportunities in the future. Due to the underperformance of our Village Bier Garten restaurant relative to our expectations, we made the decision early in 2025 to close the business. We own 39.6% of the publicly held Dave’s Burger Tavern, Inc., the owner and operator of six Bagger Dave’s restaurants, a casual restaurant and bar concept. Bagger Dave’s provides an inviting, entertaining atmosphere specializing in burgers, hand-cut fries, craft beer, milkshakes, salads, pizza, and other items. Bagger Dave’s opened its first restaurant in Berkley, Michigan, in January 2008 and operates four restaurants in Michigan, one restaurant in Ft. Wayne, Indiana, and one location in Centerville, Ohio. In January 2025, Bagger Dave’s closed a unit in Chesterfield, Michigan. We are currently exploring the sale of all of Bagger Dave’s restaurant locations.

Material Trends and Uncertainties

Industry trends have a direct impact on our business. Current trends include difficulties attracting food service workers and rapid inflation in the cost of input items. Recent trends also include the rapidly changing areas of technology and food delivery. The major companies in the restaurant industry have rapidly adopted and developed smartphone and mobile delivery applications, have aggressively expanded drive-through operations, and developed loyalty programs and database marketing supported by a robust technology platform. We expect these trends to continue as restaurants aggressively compete for customers. Competitors will continue to discount prices through aggressive promotions.

Food costs have increased over the last two years, and we expect to see continued inflationary pressure during 2024. Beef and egg costs continued to increase in 2024, and we expect costs to continue to be volatile in 2024. Given the competitive nature of the restaurant industry, it may be challenging to raise menu prices to fully cover cost increases. Future margin improvements may be difficult to achieve. Margin improvement will be achieved through operational enhancements, equipment advances, and increased volumes offsetting food cost increases.

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

Results of operations for the 52 weeks ending December 29, 2024, compared to the 52 weeks ending December 31, 2024.

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of total revenues. The percentages below may not reconcile because of rounding.

	52 weeks ended, December 29, 2024		52 weeks ended, December 31, 2023
	Amount	%	Amount	%
SALES	$14,823,472	100.0%	$14,076,653	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	5,605,579	37.8	5,597,167	39.8
Labor costs	6,128,574	41.3	5,458,351	38.8
Occupancy costs	1,403,204	9.5	1,312,717	9.3
Other operating expenses	962,287	6.5	841,894	6.0
Depreciation and amortization	742,860	5.0	598,540	4.3
Impairment of assets	371,872	2.5	—
General and administrative	1,691,404	11.4	1,650,755	11.7
Gain on sale of asset	(250,000)	(1.7)	(310,182)	(2.2)
Total costs and expenses	16,655,780	112.3	15,149,242	107.6
Loss from operations	(1,832,308)	(12.3)	(1,072,589)	(7.6)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(93,458)	(.6)	80,139	.6
REALIZED GAIN ON MARKETABLE SECURITIES	143,340	1.0	23,058	.2
INTEREST EXPENSE	(99,906)	(.7)	(97,608)	(.7)
INTEREST AND DIVIDEND INCOME	178,279	1.2	300,923	2.1
OTHER INCOME	13,930	.1	80,790	(.6)
EQUITY IN LOSS OF AFFILIATE	(415,085)	(2.8)	(347,081)	(2.5)
INCOME TAX (EXPENSE) BENEFIT	(206,000)	(1.4)	145,000	1.0
NET LOSS	$(2,311,208)	(15.5)%	$(887,368)	(6.3)%

Net Revenues:

Net sales for 2024 increased $746,819, or 5.3%, to $14,823,472 from $14,076,653 in 2023. Schnitzel Haus, acquired in May 2024, contributed $710,000 in sales to the overall increase in revenue. Also contributing to the overall sales increase was an increase of approximately 7% at BTND locations, offsetting the effects of closing a location in Sioux Falls, South Dakota, early in the year and the conversion of the Ham Lake franchise unit to Burger Time, resulted in two-month closure of the location. PIE also contributed to the sales increase during the year, with a 19% increase in sales in 2024.

For BTND locations open at year-end, 2024 restaurant sales ranged from a low of $567,000 to a high of $1,176,000. The average sales for each Burger Time unit open at year-end were approximately $926,000 in 2024, an increase of approximately 12.8% from $821,000 in 2023.

Restaurant Operating Costs:

In 2024, restaurant operating costs (which refer to all the costs associated with operating our restaurants but do not include general and administrative expenses and depreciation, amortization, and restaurant impairment charges) increased to 95.1% of restaurant sales from 93.9% in 2023. This increase was due primarily to continued price inflation on input costs, including food and labor, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Cost” sections below.

The impact of cost increases and the addition, including non-BTND restaurants during the year, may be detailed as follows:

Restaurant operating costs for the period ended December 31, 2023	$13,210,129
Increase in food and paper costs	8,412
Increase in labor costs	670,223
Increase in occupancy and operating cost	210,880
Restaurant operating costs for the period ended December 29, 2024	$14,099,644

Costs of Sales - food and paper:

The cost of food and paper sales for 2024 decreased to 37.8% of restaurant sales from 39.8% in 2023. The decrease is the net result of menu price increases at all locations during the year, offset by a moderate inflationary cost environment, where we saw a slight rise in beef and paper and lower costs for some other items. Because of its coffee-focused menu, PIE has significantly lower food and paper costs than our other restaurants.

Labor Costs:

In 2024, labor and benefits costs increased to 41.3% of restaurant sales from 38.8% in 2023. The increase results from higher wages for hourly employees and managers in all of our markets and an unfavorable utilization of the fixed portion of labor costs. Also, PIE and Keegan’s businesses run higher labor costs than BTND. In addition, we added a senior culinary person at PIE to focus on new menu development. Payroll costs are semi-variable, meaning that they do not decrease proportionally to decreases in revenue; thus, they increase as a percentage of restaurant sales when there is a decrease.

Occupancy and Other Operating Costs:

For 2024, occupancy and other costs increased to 16.0% of sales, or $2,355,806, compared to $2,154,611, or 15.3% of restaurant sales in 2023, principally as a result of the addition of Schnitzel Haus as a leased location during the year.

Depreciation and Amortization Costs:

For 2024, depreciation and amortization costs increased 24.1%, or $144,320, to $742,860 (5.0% of sales) from $598,540 (4.3% of sales) in 2023. Depreciation and amortization costs increased as a result of significant capital additions during the year, including the purchase of Schnitzel and the replacement of some hurricane-damaged property at Keegan’s.

General and Administrative Costs

General and administrative costs in 2024 declined as a percentage of sales with an overall increase of 2.5%, or $40,649, to $1,691,404 (11.4% of sales) from $1,650,755 (11.7% of sales) in 2023.

Income (loss) from Operations:

The loss from operations was $1,832,108 in 2024 compared to a loss from operations of $1,072,589 in 2023. A significant portion of the increase in the loss was the result of the impairment charge related to the continuing poor results at VBG, leading to the decision to close the location in 2025 as a result of recording an impairment charge of $371,872, which is included in costs and expenses. PIE profitability declined because costs increased faster than menu prices. PIE also invested in additional staffing and culinary leadership, focusing on broadening the menu to increase business in the afternoons and evenings. The change in income from operations in 2024 compared to 2023 reflects a $250,000 gain on the sale of a trademark asset and was also due to the matters discussed in the “Net Revenues,” “General and Administrative Costs,” and “Restaurant Operating Costs” sections above.

Interest expense:

In 2024, our interest expense increased $2,298 to $99,906 (0.7% of restaurant sales) from $97,608 (0.7% of restaurant sales) in 2023 due to additional margin interest costs offset by schedule amortization reducing loan balances, resulting in a lower interest cost.

Interest and Dividends and Other Income:

Interest and dividend income was $178,279 in 2024, a decline from $300,923 in 2023, due to a lower average cash and investment balance in 2024, when more short-term assets were invested in non-dividend or interest-earning investments.

Net Income (loss):

Net Loss

The net loss was $2,311,208 in 2024 compared to a loss of $887,368 in 2023. The increase in the net loss in 2024 from 2023 reflects the impact of an increase in the share of loss from Bagger Dave’s to $415,085 from $347,081 in 2023. The impact of fully reserving for deferred tax benefits resulted in a $206,000 income tax provision in the year. The increase in the loss from 2023 also reflects the $371,872 impairment charge related to VBG. The net loss was also attributable to the matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs,” and “Other Income” sections.

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

	Year
	2024	2023
Revenues	$14,832,108	$14,076,653
Reconciliation:
Loss from operations	(1,832,308)	(1,072,589)
Depreciation and amortization	742,860	598,540
Gain on sale of assets	(250,000)	(310,182)
Impairment of restaurant asset	371,872	-
General and administrative, corporate-level expenses	1,691,404	1,650,755
Restaurant-level EBITDA	$723,828	$866,524
Restaurant-level EBITDA margin	4.9%	6.2%

Liquidity and Capital Resources

For the 52 weeks ending December 29, 2024, we recorded an after-tax loss of $2,311,208. At December 29, 2024, we had $4,270,970 in cash and marketable securities and a net working capital of $3,556,469.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital as, generally, restaurants operate with negative working capital. Working capital deficits may be incurred in the future. Our liquidity and cash flow sources are cash and cash equivalents and marketable securities on hand. We have used available cash to make acquisitions, service debt, and maintain our stores. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of sale or within a few days from our credit card processor, and in general, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

The operating cash flow in 2024 was negative $723,505 compared to negative $258,787 in 2023, representing a decline in cash flow from operations of $464,719 in 2024.

Cash Flows Used in Investing Activities

In 2024, we acquired the Schnitzel Haus restaurant for $943,000. In 2023, on a net basis, we sold marketable securities. The Company used cash of approximately $495,000 in capital improvements at its restaurants. Proceeds from the sale of trademark assets were $250,000, and we lent $120,000 to NGI Corporation, a related party, in 2024.

Cash Flows from Financing Activities

Cash flow from financing activities reflects a reduction of $440,849. In 2024, broker margin borrowing of $115,899 was repaid. Additionally, we spent $142,794 purchasing treasury shares, and $182,156 was used for long-term debt principal payments.

Contractual Obligations

As of December 29, 2024, we had $4,048,155 in contractual obligations, including long-term debt and future lease liabilities. Our monthly required payments total approximately $50,000.

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

Stockholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. (the Company) as of December 29, 2024, and December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years then ended (collectively referred to as the “consolidated” financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024, and December 31, 2023, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company’s auditors since 2015.

Minneapolis, Minnesota

March 31, 2025

PCAOB ID: 542

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,951,415	$5,300,446
Marketable securities	2,319,555	1,392,060
Receivables	69,459	28,737
Inventory	272,603	201,333
Prepaid expenses and other current assets	127,621	47,246
Assets held for sale	258,751	258,751
Total current assets	4,999,404	7,228,573

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,343,340	3,247,013
OPERATING LEASE RIGHT-OF-USE ASSETS	1,724,052	1,789,285
EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	304,439	718,806
INVESTMENT IN EQUITY AND NOTES RECEIVABLE FROM RELATED COMPANY	424,000	304,000
DEFERRED INCOME TAXES	-	206,000
GOODWILL	796,220	671,220
INTANGIBLE ASSETS, NET	367,799	395,113
OTHER ASSETS, NET	37,543	49,202
Total assets
	$11,996,797	$14,609,212
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$612,059	$555,247
Broker margin loan	-	115,899
Current maturities of long-term debt	185,009	183,329
Current operating lease obligations	274,511	215,326
Accrued expenses	371,356	480,289
Total current liabilities	1,442,935	1,550,090

LONG-TERM DEBT, LESS CURRENT PORTION	2,091,335	2,269,771
NONCURRENT OPERATING LEASE OBLIGATIONS	1,497,300	1,600,622
Total liabilities	5,031,570	5,420,483

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at December 29, 2024 and December 31, 2023	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,724 issued and 6,154,724 outstanding at December 29, 2024 and 6,246,118 outstanding at December 31, 2023	12,309	12,492
Less cost of 306,394 and 215,000 common shares held in Treasury at December 29, 2024 and December 31, 2023, respectively	(499,718)	(357,107)
Additional paid-in capital	11,813,735	11,583,235
Accumulated deficit	$(4,361,099)	(2,049,891)

Total shareholders' equity	6,965,227	9,188,729

Total liabilities and shareholders' equity	$11,996,797	$14,609,212

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended	52 Weeks Ended,
	December 29, 2024	December 29, 2023
SALES	$14,823,472	$14,076,653

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	5,605,579	5,597,167
Labor costs	6,128,574	5,458,351
Occupancy costs	1,403,204	1,312,717
Other operating expenses	962,287	841,894
Depreciation and amortization expenses	742,860	598,540
Restaurant asset impairment charge	371,872	-
General and administrative expenses	1,691,404	1,650,755
Gain on sale of assets	(250,000)	(310,182)
Total costs and expenses	16,655,780	15,149,242
Loss from operations	(1,832,308)	(1,072,589)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(93,458)	80,139
REALIZED GAIN ON MARKETABLE SECURITIES	143,340	23,058
INTEREST AND DIVIDEND INCOME	178,279	300,923
INTEREST EXPENSE	(99,906)	(97,608)
OTHER INCOME	13,930	80,790
EQUITY IN NET LOSS OF AFFILIATE	(415,085)	(347,081)
LOSS BEFORE TAXES	(2,105,208)	(1,032,368)
INCOME TAX BENEFIT (EXPENSE)	(206,000)	145,000
NET LOSS	$(2,311,208)	$(887,368)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.37)	$(0.14)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,194,842	6,261,631

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the 52-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, January 1, 2023	6,396,118	$12,792	$11,409,235	$(1,162,523)	$(106,882)	$10,152,622
Stock-based compensation	-	-	174,000	-	-	174,000
Treasury stock purchases	(150,000)	(300)		-	(250,225)	(250,525)
Net loss	-	-	-	(887,368)	-	(887,368)
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729

Stock-based compensation	-	-	230,500	-	-	230,500
Treasury stock purchases	91,394	(183)	-	-	(142,611)	(142,794)
Net loss	-	-	-	(2,311,208)	-	(2,311,208)
Balances, December 29, 2024	6,337,512	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks ended,
	December 29, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,311,208)	$(887,368)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	742,860	598,540
Amortization of debt issuance premium included in interest expense	5,400	5,400
Deferred taxes	206,000	(145,000)
Stock-based compensation	230,500	174,000
Unrealized loss (gain) on marketable securities	93,458	(80,139)
Investment gains	(143,340)	(23,058)
Loss on equity method investment	415,085	346,380
Charge for impairment of restaurant assets	371,872
Gain on sale of assets	(250,000)	(310,182)
Loss on disposal of assets	90,087	-
Non-cash operating lease expense	21,096	12,849
Property tax liability settlement	-	(181,339)
Changes in operating assets and liabilities, net of acquisitions -
Receivables	(40,722)	48,211
Inventory	(6,270)	(42,982)
Prepaid expenses and other current assets	(80,375)	(9,849)
Accounts payable	40,985	106,642
Accrued expenses	(108,933)	129,108
Net cash used in operating activities	(723,505)	(258,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	(943,000)	-
Proceeds from sale of assets	250,000	496,000
Purchase of property and equipment	(494,064)	(488,388)
Loans to related company	(120,000)	-
Purchase of marketable securities	(2,296,923)	(532,403)
Proceeds from the sale of marketable securities	1,419,310	5,237,835
Net cash provided (used by) investing activities	(2,184,677)	4,713,044
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	(115,899)	(675,471)
Principal payment on long-term debt	(182,156)	(378,393)
Purchase of treasury shares	(142,794)	(250,525)
Net cash used in financing activities	(440,849)	(1,304,389)

CHANGE IN CASH AND CASH EQUIVALENTS	(3,349,031)	3,149,868

CASH AND CASH EQUIVALVENTS, BEGINNING OF PERIOD	5,300,446	2,150,578

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,951,415	$5,300,446

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$93,696	$85,923
Purchase of property and equipment included in accounts payable	$15,109	$-

See Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BT Brands, Inc. (“BT Brands,” “we,” “us,” “our” or the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, we acquired 100% of the ownership of BTND, LLC (“BTND”) in exchange for common stock through a Share Exchange Agreement (the “Share Exchange”). In 2020, BT Brands, Inc. was reincorporated in the State of Wyoming.

Business

As of December 29, 2024, the Company owned and operated twelve restaurants and owned a 39.6%, as of year-end, interest in an operator of six restaurants. During 2024, we owned and operated eight Burger Time restaurants in the North Central region of the United States. In February 2024, we closed a leased location in Sioux Falls, South Dakota. The net book value of the closed location was approximately $69,000. We own Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida, Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery located in Woods Hole, Massachusetts, Schnitzel Haus a fine dining German-themed restaurant in Hobe Sound, Florida featuring German and American menu items German and American beer, wine and cocktails, The Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida operated during 2024 and closed January 3, 2025. Our Burger Time restaurants feature a variety of burgers and other affordable foods, sides, and soft drinks. Keegan’s Seafood Grille has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of freshly baked goods, freshly made sandwiches, and locally roasted coffee. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other items that account for an insignificant portion of our income.

On June 2, 2022, the Company purchased 11,095,085 common shares of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s” or “BDVB”). Initially, our ownership represented 41.2% ownership of BDVB, and in 2024, it represented 39.6%. We acquired the shares for $1,260,000, or approximately $0.114 per share. In 2023 and 2022, representatives of BT Brands were appointed to two of the three positions on Bagger Dave’s board of directors. Bagger Dave’s specializes in locally sourced, never-frozen prime rib recipe burgers, all-natural lean turkey burgers, hand-cut fries, locally crafted beers on draft, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are six Bagger Dave’s restaurants, including four in Michigan and single units in Ft. Wayne, Indiana, and Centerville, Ohio. Our investment in Bagger Dave’s is accounted for under the “Equity Method.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC, and its wholly owned subsidiaries 10Water Street, LLC, 1519BT, LLC, and BTNDDQ, LLC. Significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the period. Our significant estimates include the valuation of certain long-lived assets and valuation of equity method investments. Actual results may differ from the estimates used in preparing the consolidated financial statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising the 52-week year. Fiscal 2024 was the 52 weeks ending December 29, 2024, and Fiscal 2023 was the 52 weeks ending December 31, 2023; all references to years in this report refer to the fiscal years described above.

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

The three levels of fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities for which we have the ability to access the measurement date.

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

The carrying values of cash equivalents, receivables, accounts payable and other financial working capital items approximate fair value at year-end due to the short maturity nature of these instruments. Carrying value of debt approximate fair value due to its variable interest rate.

Equity Method

Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. This method recognizes the Company's share of the investee's net income or loss, and dividends received, as adjustments to the investment carrying amount. The Company's share of the investee's net income or loss is recognized in the income statement, while dividends received reduce the investment carrying amount.

Investments

Bagger Dave’s-

Our investments include our net investment of $304,439 in Bagger Dave’s as determined under the “Equity Method” of accounting, net of recording our equity share in Bagger Dave’s losses.

NGI related party investment-

Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our COO, Kenneth Brimmer, is also an NGI board member and serves as its CFO. Our total investment in equity and loans to NGI Corporation (“NGI”) is $424,000, which includes $120,000 in demand loans to NGI during 2024; the notes bear interest at 15% with interest payable-in-kind, the balance on NGI notes is convertible into NGI Series B preferred shares and warrants at any time at the option of the holder, and $6,600 in accrued interest has not been recognized as the conversion option is evaluated. The Company also has made $304,000 in prior equity investments in NGI. A portion of the NGI investment includes equity in the form of 179,000 common shares received in 2020 as consideration for extending the maturity of a note receivable repaid in August 2020. Under the Note modification terms, we acquired 179,000 NGI common shares from its founders. We also received warrants expiring on March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000 to the value of the equity received. This amount was reflected as interest income in 2020. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at the cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands, which the Company believes is reasonable relative to recent stock sales by NGI.

BDVB files quarterly and annual financial reports with OTCMarkets, Inc. The listing with OTC Markets does not require the information to be audited. Below is a summary of information filed by Bagger Dave’s for the fiscal years ending December 29, 2024, and December 31, 2023. In February 2025, the Bagger Dave’s location in Chesterfield, Michigan, was closed because of poor performance. The sale of all six of Bagger Dave’s locations is currently being negotiated at a value over the carrying value. While the sale of the restaurant assets is being pursued, there is no assurance the sale will ultimately occur.

Unaudited summary financial information for Bagger Dave’s -

Balance Sheet Information -	December 29, 2024	December 31, 2023
Total current assets	$1,012,529	$1,606,842
Total noncurrent assets	2,154,049	3,158,659
Total assets	3,166,578	4,765,501

Total current liabilities	711,014	640,092
Total noncurrent liabilities	1,408,091	2,030,286
Total liabilities	2,119,105	2,670,378
Stockholders’ equity	1,047,473	2,095,123
Total liabilities and stockholders’ equity	$3,166,578	$4,765,501

Statements of Operations information -	December 29, 2024	December 31, 2023
Revenue	$7,176,536	$7,964,854
Depreciation and amortization	(527,274)	(656,067)
Other costs and expenses	(7,696,912)	(8,161,248)
Net loss	$(1,047,650)	$(852,461)

Fair Value Measurements

The following is a summary of the fair value of Level 1 investments. As required, fair values have been determined by reference to quoted market prices in active markets as of the year-end indicated:

	December 29, 2024		December 31, 2023
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Corporate bond fund	$-	$-	$178,500	$178,500
Common stocks	2,129,986	2,129,986	1,213,560	1,213,560
Real estate investment trust	189,569	189,569	-	-
Total	$2,319,555	$2,319,555	$1,392,060	$1,392,060

Cash and Cash Equivalents

Cash and cash equivalents may include United States Treasury Bills with a maturity at the time of purchase of three months or less. Our bank deposits often exceed the amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money funds in excess of the amounts covered by insurance. We do not believe there is a significant risk related to cash.

Broker Margin Loan

At December 31, 2023, we had a broker margin loan outstanding of $115,899 which was repaid during 2024. The broker margin loans carried variable margin interest rate as set by the lending brokerage firm and was 6.8% at December 31, 2023; there was no amount due to brokers at December 29, 2024. Any broker margin loan is collateralized by marginable securities held in the margin account and is due on demand under Federal Reserve margin account regulations and the margin account agreement.

Deferred Transaction Costs

Deferred transaction costs for the year ended December 31, 2024, primarily consist of legal fees that were capitalized as incurred and will be offset against the proceeds from future ATM offerings. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred, but not accounted for as a reduction in equity, were $10,000 as of December 31, 2024.

Revenue Recognition

Our revenues consist principally of selling food products for cash or bank-issued credit and debit card transactions at our restaurants. We follow Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the expected consideration for those goods or services. Our sales are recognized at the point of purchase, net of discounts and incentives and net of applicable sales taxes.

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

We review long-lived assets to determine if their carrying value may not be recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. Significant estimates are made for each restaurant’s future operating results over its remaining life in determining future cash flows. If such assets are concluded to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the carrying value of the assets.

Estimated Useful life In years
Equipment	3-7
Leasehold Improvements	5-10
Building	15-25

Impairment and Disposal of Long-Lived Assets

Land, building, equipment, operating right-of-use assets, and certain other assets, including definite-lived intangible assets, are reviewed regularly for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the assets to the future undiscounted net cash flow expected to be generated, and it is determined at the restaurant level. If an asset is determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value.

We may sell an existing unit or close an operating unit and seek to liquidate the property.  We closed stores in West St. Paul in 2022 and Richmond, Indiana, in 2018. The West St. Paul location was sold in 2023 for a gain of $310,182. The Richmond location is currently offered for sale, and we believe the Richmond property will be sold above its carrying value of approximately $258,000. In 2024, we closed a leased location in Sioux Falls, South Dakota, resulting in a loss on the disposal of equipment of approximately $90,000, which is included in operating expenses. Following the end of our 2024 fiscal year on January 2, 2025, we closed the Village Bier Garten, sold certain equipment for $34,500 and assigned the remaining lease to an unrelated party. As a result, we reviewed VBG’s assets for impairment, resulting in recording an impairment loss of 371,872 in 2024. The Ham Lake, Minnesota, location was closed in January 2025. We are currently assessing alternatives for the property that we believe have value above its net book value of $424,000.

Sale of Hot-N-Now Trademark

Effective October 9, 2024, we completed the sale of a trademark property. The Hot-N-Now trademark, with no cost basis, was sold for an upfront cash payment of $250,000 and potential future payments of up to $150,000 based upon $10,000 per unit for each Hot-N-Now unit opened by the purchaser. A gain on the sale of an asset of $250,000 was recognized in 2024.

Leases

Three of our restaurant locations are subject to leases. We evaluate leases at commencement to determine their operating or finance lease classification. Under FASB ASC Topic 842 requirements, we recognize operating and finance lease liabilities based on the present value of the minimum future lease payment over the expected lease term and recognize a corresponding right-of-use asset. We recognize lease expense related to operating leases on a straight-line basis. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. For lease agreements that contain both lease and non-lease components, the Company has elected to account for the lease and non-lease components as a single lease component. The Company has elected to not apply the requirements of ASC 842 for short-term leases. Short-term leases are defined as leases that, at the commencement date, have lease terms of twelve months or less. At lease inception, we determine the likelihood of exercising any future lease option periods. Where we are reasonably certain to exercise our renewal option, we include that option period in calculating the present value of future lease payments. See Note 4 for additional information.

Goodwill, Other Intangible Assets, and Other Assets

Goodwill is not amortized. Goodwill is tested for impairment annually or more frequently if the conditions indicate additional review is necessary. The Company assesses qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the qualitative goodwill impairment test. The Company has one reporting unit. If the Company performs the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of the reporting unit is estimated using a discounted cash flow model. Where available, and as appropriate, comparable market multiples are also used to corroborate the results of the discounted cash flow models. In determining the estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and market projected future levels of income based on management’s plans, business trends, prospects and economic conditions and market-participant considerations. If the estimated fair value of the reporting to unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up to the amount of the total goodwill. During the year ended December 29, 2024, no impairment losses were identified. The cost of other intangible assets is amortized over the expected useful life.

Advertising and Marketing Costs

We expense advertising and marketing costs as incurred. Advertising expenses for fiscal years 2024 and 2023 totaled $59,438 and $81,594, respectively.

Income Taxes

We provide for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. ASC 740 requires the net of deferred tax assets and deferred tax liability to be presented as a single amount on the balance sheet. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense (benefit).

Per Common Share Amounts

Net income per common share is computed as required by section 260-10-45 of the FASB Accounting Standards Codification. Basic net income or (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from diluted net income (loss) computation per share because their effect is anti-dilutive. As a result, no common stock equivalents were dilutive as of the years ended in 2024 and 2023. There are currently 2,746,838 five-year warrants exercisable at $5.50 per share outstanding. These warrants were issued as a part of our November 12, 2021, initial public offering. At the end of fiscal 2024 and 2023, all outstanding warrants were exercisable at prices above the underlying stock’s market price and, therefore, were not dilutive.

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

Stock-Based Compensation

Stock-based compensation relates to the issuance of stock options and restricted stock.

In our consolidated financial statements, we recognize stock-based compensation as an expense. Equity-classified awards are measured at the grant date fair value of the award. We estimated the grant date fair value using the Black-Scholes option-pricing model. We recognize a compensation expense, net of estimated forfeitures, on a straight-line basis over the employee service periods for awards granted.

Reclassifications

In 2024, the Company made certain reclassifications to its consolidated balance sheet and statement of operations presentation to enhance financial reporting consistency. These reclassifications involved adjusting certain 2023 comparative amounts to conform to the current year’s presentation. The reclassifications did not impact previously reported total assets, total liabilities, stockholders’ equity, or net income for the year ending December 31, 2023. These adjustments were made solely for presentation purposes and did not affect the Company’s overall financial position, results of operations, or cash flows.

Segment Reporting - Recently Adopted Accounting Guidance:

We follow the guidance of FASB Accounting Standards for reporting and disclosure on operating segments, which require segment disclosures about products and services, geographic areas, and significant customers. We have determined that we did not have separately reportable operating segments.

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The Company has concluded it has a single reportable segment based on the nature of its operations and the regulatory environment under which it operates. The business’s nature and the segment’s accounting policies are the same as described in Note 1 - Business. The Company’s Chief Operating Decision Maker (“CODM”) is its executive team made up of its CEO and Chief Financial Officer. The CODM assesses the reportable segment’s performance and allocates resources for the reportable segment based on the net income and total assets, which are the same amounts in all material respects as those reported on the consolidated statements of operations and consolidated balance sheets. The Company adopted the standard on January 1, 2024. The adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the end of the respective fiscal year:

	December 29, 2024	December 31, 2023
Land	$435,239	$435,239
Equipment	4,149,525	3,994,685
Buildings and leasehold improvements	2,915,784	2,463,626
Total property and equipment	7,500,548	6,893,550
Accumulated depreciation	(3,575,663)	(3,387,786)
Net	3,924,885	3,505,764
Less - property held for sale	(258,751)	(258,751)
Less - impairment charge	(322,794)	—
Net property and equipment	$3,343,340	$3,247,013

Depreciation expenses for 2024 and 2023 were $652,967 and $539,675, respectively.

NOTE 3 – INTANGIBLE ASSETS

At year-end 2024 and 2023, based on the value of acquired assets, intangible assets comprise the following:

December 29, 2024-	Estimated Useful Life (Years)	Original Cost	Accumulate Amortization	Net Carrying Value
Covenants not to compete	3	$198,000	$(103,135)	$94,865
Tradenames	15	393,000	(70,988)	322,012
Impairment charge				(49,078)
		$591,000	$(174,123)	$367,799

December 31, 2023-	Estimated Useful Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$98,000	$(51,028)	$46,972
Tradenames	15	393,000	(44,859)	348,141
		$491,000	$(95,887)	$395,113

Following the end of 2024, on January 2, 2025, the Company closed its Village Bier Garten location. In connection with the closure, the Company recognized the impairment of Village Bier Garten assets and has recorded an allowance to fully reserve for the remaining carrying value of intangible assets associated with the location.

Tradename assets are amortized over 15 years. Total amortization expense for 2024 was approximately $90,000. The total amortization of intangible assets, including the covenants not to compete will approximate $62,600 in 2025, $56,300 in 2026, $36,800 in 2027 and $26,200 per year through 2036 and approximately $5,600 in 2037.

Total amortization expense of intangible assets in 2024 includes $11,660 of expense to write off the intangible asset related to the Company’s former franchise asset upon termination of the franchise agreement. This amount was included in other assets in the 2023 consolidated balance sheet.

NOTE 4 – LEASES

With Keegan’s acquisition, we entered into a lease for approximately 2,800 square feet of restaurant space. The 131-month Keegan’s lease provides for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value discounted at 3.75% of the remaining lease obligation of $505,626 at December 29, 2024 and $547,687 at the end of 2023 are reflected as liabilities in the accompanying financial statements.

When we acquired the PIE assets, we entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods at our option. The PIE lease is accounted for as an operating lease. At the inception of the lease, we concluded it was reasonably certain the initial five-year option would be exercised and recorded as an operating lease obligation and a right-of-use asset of approximately $1,055,000. The present value discounted at 4.5% of the remaining lease obligation of $847,949 on December 29, 2024, and $923,885 at the end of 2023 are reflected as liabilities in the accompanying financial statements.

With the acquisition of VBG assets, we assumed a five-year lease from the seller for approximately 3,000 square feet of restaurant space and access to an additional 3,000 square feet of shared entertainment seating area. The terms of the triple-net 60-month lease provide for an initial rent of $8,200 per month with an annual escalation of 3%. The VBG lease includes three five-year renewal periods at our option. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales tax. The VBG lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $470,000. The present value discounted at 4.5% of the remaining lease obligation of $256,462 as of December 29, 2024, and $352,100 at December 31, 2023 are reflected as liabilities in the accompanying consolidated financial statements.

In May 2024, with the acquisition of Schnitzel Haus, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month for approximately 4,200 square feet. The Schnitzel Haus lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $161,774, is reflected as a liability in the accompanying consolidated balance sheet at December 29, 2024.

The following is a schedule of the approximate minimum future lease payments on the operating leases as of December 29, 2024, including amounts assuming we exercise the option to extend leases where we believe that exercise of the option is likely.

Total
2025	$344,410
2026	368,288
2027	339,165
2028	225,193
2029	214,863
Thereafter	582,279
Total future minimum lease payments	2,074,198
Less - interest	(302,387)
Present value of lease obligations	$1,771,811

The weighted average remaining lease term is approximately 6.6 years, and the weighted average discount rate is approximately 4.79%. We cannot determine the interest rate implicit in our leases. Therefore, the discount rate represents our estimated incremental interest rate to borrow an amount approximating the aggregate lease payments collateralized by the property over a similar term at the commencement of the lease.

The total operating lease expense for 2024 and 2023 were $408,696 and $298,567, respectively. Cash paid for leases was approximately $330,000 in 2024 and $282,000 in 2023. Variable expenses for leased properties were $57,525 in 2024 and $16,500 in 2023.

Through January 2025, we paid $550 per month under an annual rental agreement for corporate and administrative office spaces in West Fargo, North Dakota, which was terminated in January 2025, and we paid $1,350 per month in Minnetonka, Minnesota, for a combined monthly rent of approximately $1,900 in 2024.

NOTE 5 – INCOME TAXES

Income taxes are accounted for in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns.

As of December 29, 2024, the Company has recorded total deferred tax assets of $616,000, primarily attributable to net operating loss carryforwards (NOLs) offset by temporary differences related to property and equipment. Management assesses the realizability of deferred tax assets annually and considers all available positive and negative evidence, including historical operating performance, taxable income projections, and reversal of deferred tax liabilities. Based on this evaluation, the Company has determined that sufficient uncertainty exists regarding the future realization of these deferred tax assets. Accordingly, a valuation allowance of $616,000 has been recorded as of December 29, 2024, reducing the net deferred tax asset balance to zero. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed.

Principally, due to accelerated tax depreciation in prior years, which allowed for the depreciation of assets acquired in a business acquisition, and the operating results in the current year, the losses for tax purposes resulted in a total estimated net operating federal loss carryforward of approximately $3.3 million at year-end 2024 and $1.9 million on December 31, 2023. These carryforwards are available for future utilization subject to taxable income limitations and under Internal Revenue Code Section 382 due to ownership changes. The Company has various state net operating loss carryforwards of $3.1 million, a portion of which will expire after 15 years beginning in 2037 and a portion of which has indefinite life subject to limitation consistent with federal tax rules.

The deferred tax assets are recognized for temporary deductible differences, operating loss, and tax credit carryforwards, and deferred tax liabilities are recognized for temporary taxable differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The tax effect of the temporary differences and carryforwards are as follows for the respective fiscal years:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$813,000	$421,000
Stock-based compensation	127,000	78,000
Future tax benefit of impairment allowances	144,000	49,000
Accrued compensation	-	22,000
Unrealized gain on short-term investments	-	2,000
Total deferred tax assets	1,084,000	572,000
Less: valuation allowance	(616,000)	-
Total deferred tax assets, net	468,000	572,000
Deferred tax liabilities:
Property and equipment tax depreciation difference	(430,000)	(349,000)
Unrealized loss (gain) on short-term investments	(21,000)	-
Goodwill	(17,000)	(17,000)
Total deferred tax liabilities	468,000	366,000
Net deferred tax asset	$-	$206,000

The following table summarizes the components of the provision for income taxes:

	2024	2023
Current income tax expense (benefit)	$-	$-
Deferred income taxes (benefit)	(410,000)	(145,000)
Change in valuation allowance	616,000	-
Total income tax expense (benefit)	$206,000	$(145,000)

Total income tax expense for the years ended December 29, 2024, and December 31, 2023, differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2024	2023
Total (benefit) computed by applying the statutory federal rate	$(442,000)	$(216,000)
State income tax (benefit), net of federal tax benefit	(63,000)	(36,000)
Equity in loss of unconsolidated subsidiary	87,000	85,000
Other	8,000	22,000
Change in valuation allowance	616,000	-
Income tax expense (benefit)	$206,000	$(145,000)

Accounting Standards require that deferred tax assets and liabilities, along with any related valuation allowance, be classified as a noncurrent item on the balance sheet.

The Company had no accrued interest or penalties relating to income tax obligations and currently has no federal or state examinations in progress, nor has it had any federal or state tax examinations since its inception. The last three years are subject to federal and state tax examinations. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2021.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	December 29, 2024	December 31, 2023
Accrued real estate taxes	$46,401	$49,357
Accrued bonus compensation and consulting fees	-	119,139
Accrued payroll	177,275	149,587
Accrued payroll taxes	6,851	11,343
Accrued sales taxes payable	57,706	81,683
Accrued vacation pay	17,663	17,663
Accrued gift card liability	38,425	26,844
Other accrued expenses	27,035	24,673

	$371,356	$480,289

NOTE 7 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. We issued 2,400,000 common shares in the offering and 2,760,000 stock purchase warrants, which included 360,000 warrants to purchase an aggregate of 360,000 shares of common stock purchase pursuant to a partial exercise of the over-allotment option granted to underwriters for $.01 per warrant, totaling $3,600. The estimated fair value of the warrants at the date of issuance, net of the exercise proceeds, was $360,000, which is reflected as an additional cost of the offering. After deducting all fees and expenses, the net proceeds from the offering were $10,696,575. In 2018, we issued 3,708,000 common shares as part of the Share Exchange. Upon closing a related private offering, 205,002 additional common shares and 102,503 common stock warrants to purchase shares at $4.00 through July 31, 2024, were issued to investors for a net amount of approximately $492,266. During 2022, 13,612 public warrants were exercised for $74,866. The remaining warrants were outstanding as of the end of 2024. In addition, upon closing the private offering, the placement agent was issued an aggregate of 16,401 five-year stock purchase warrants to purchase shares at $3.30 per share, which are also outstanding at 2024.

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of December 29, 2024, we repurchased an aggregate of 306,394 including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash and may repurchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice. The 2024 Share Repurchase Program does not contain a time limitation during which repurchases are permitted to occur.

Potential Sale and Issuance of Stock

On December 13, 2024, BT Brands, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Distribution Agreement ”) with Maxim Group LLC (“Maxim”) to sell shares of the Company's common stock, par value $0.002 per share (the “Common Stock”), subject to the maximum aggregate sales proceeds of up to $3,005,000 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering” program under which Maxim will act as sales agent.

Under the Distribution Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one day and any minimum price below which sales may not be made. Pursuant to General Instruction I.B.6 of Form S-3, the Company may not sell the shelf securities in a public primary offering with a value exceeding more than one-third of the aggregate market value of its voting and non-voting ordinary shares held by non-affiliates in any 12-month period as long as the aggregate market value of the Company's outstanding ordinary shares held by non-affiliates is less than $75 million. The $3,005,000 of shares of Common Stock that may be offered, issued and sold under the offering prospectus is included in the $25,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus.

Subject to the terms and conditions of the Distribution Agreement, Maxim may sell the shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Maxim agreed to use commercially reasonable efforts in conducting such sales activities consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The Nasdaq Stock Market LLC. The Distribution Agreement may be terminated by the Company or Maxim upon notice to the other party in accordance with the terms of the Distribution Agreement. The offering of the shares of Common Stock pursuant to the Distribution Agreement will terminate upon the termination of the Distribution Agreement in accordance with its terms.

The shares of Common Stock will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-283830), filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2024 (the “Registration Statement”). The Registration Statement was declared effective by the SEC on December 20, 2024. The Company will file a final prospectus supplement with the SEC following the effectiveness of the Registration Statement relating to the offer and sale of the shares of Common Stock pursuant to the Distribution Agreement.

The Distribution Agreement contains representations, warranties and covenants that are customary for transactions of this type. Under the terms of the Distribution Agreement, the Company will pay Maxim a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of shares of Common Stock made under the Distribution Agreement and reimburse Maxim's expenses, including certain legal fees. The Company has no obligation to sell any shares of Common Stock under the Distribution Agreement and may at any time suspend solicitation and offers under the Distribution Agreement. The Company has also provided Maxim with customary indemnification and contribution rights. Maxim is not under any obligation to purchase any of the shares of Common Stock on a principal basis pursuant to the Distribution Agreement. Maxim's obligations to sell the shares of Common Stock under the Distribution Agreement are subject to the satisfaction of certain conditions, including customary closing conditions.

NOTE 8 – STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”) 2019 Plan, under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants.

In December 2022, the stockholders authorized the increase of shares available for grant under the 2019 Plan from 250,000 to 1,000,000 shares. As of January 1, 2024, there were 660,750 shares available for a grant under the 2019 Plan.

In 2024, we issued 15,000 ten-year options to the then-existing outside members of our Board of Directors to purchase shares at $1.61 per share; we also granted 5,000 fully-vested options to purchase shares at $1.70 per share to a new member of the Board. In 2022, we granted 216,000 options, including 175,000 options to company officers and 41,000 options to employees and a consultant to purchase shares at $2.58 per share.

In 2023, we issued a consultant warrant to purchase 100,000 shares at $2.50 per share for seven years, with the warrants vesting monthly for over five years as long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project that we will recognize approximately $112,000 in stock-based compensation at $32,000 annually through 2027 and $16,000 in 2028.

As outlined in each agreement, stock options granted to employees and directors vest over four years in annual installments. Options expire ten years from the date of the grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expenses over the applicable service period. Compensation expense for 2024 was approximately $72,500 and will be approximately $59,000 in 2025 and $9,000 in 2026. Based on current estimates, we project that we will recognize approximately $183,000 in stock-based compensation expense related to options and consultant warrants over the next four years, including approximately $91,000 in 2025, $41,000 in 2026, $35,000 in 2028, and $16,000 in 2029.

On February 27, 2023, the board of directors Compensation Committee approved an “Incentive Shares” proposal wherein, so long as the Company’s publicly traded warrants are outstanding, senior management will be granted 250,000 shares of common stock as an award upon our share price reaching $8.50 per share for twenty consecutive trading days. The total estimated grant date fair value of the award was determined using a lattice model with assumptions similar to the stock option calculation. The total of this award was determined to be $265,000. For 2024, stock-based compensation included approximately $126,000 in expenses for the award. We project the remainder of approximately $36,000 of stock-based compensation will be recognized in 2025

We utilize the Black-Scholes option pricing model at the date of grant when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of our common stock as of the grant date;
•	Exercise price – The stated exercise price of the stock option;
•	Expected life – The simplified method;
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option;
•	Volatility – Estimated volatility;
•	Risk-free interest rate – The daily US Treasury yield corresponding to the expected life of the award.

Information regarding our stock options, including consultant warrants, is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	220,250	$2.74	9.0	$-
Granted	100,000	2.50	6.2	-
Exercised	-	-	-	-
Canceled, forfeited, or expired	(1,000)	2.58	-	-
Options outstanding at December 31, 2023	319,250	$2.62	7.6	$-
Options exercisable at December 31, 2023	106,702	2.85	8.3	$-
Options outstanding at December 31, 2023	319,250	$2.62	7.6	$-
Granted	20,000	1.64	9.3	-
Exercised	-	-	-	-
Canceled, forfeited, or expired	-	-	-	-
Options outstanding at December 29, 2024	339,250	$2.53	7.4	$-
Options exercisable at December 29, 2024	169,554	$2.65	6.8	$-

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the date of grant with the following weighted-average assumptions for grants during the year ended December 29, 2024.

	2024	2023
The fair value of options and warrants granted during the period	$1.08 to $ 1.19	$1.60
Expected life (in years)	6.0	6.0
Expected dividend	-	-
Expected stock volatility	63%	63%
Risk-free interest rate	3.75%	3.75%

NOTE 9 – LONG-TERM DEBT

We had the following long-term debt obligations at:	December 29, 2024	December 31, 2023
Three notes payable to a bank dated June 28, 2021 due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering eight BTND operating locations. The notes are guaranteed by BT Brands, Inc., and a shareholder of the Company.	$2,307,143	$2,489,299
Less - unamortized debt issuance costs	(30,799)	(36,199)
Current maturities	(185,009)	(183,329)
Long-term debt, less current portion	$2,091,335	$2,269,771

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows at December 29, 2024:

Fiscal year ending--

12/28/25	$185,009
1/3/27	191,531
12/31/27	198,207
12/30/28	205,270
12/29/29	212,507
Thereafter	1,314,620
$2,307,143

NOTE 10 – ACQUISITION

On May 13, 2024, our 1519BT, LLC subsidiary completed the purchase of certain assets from LC Food Concepts. The acquired assets comprised a business operating as a high-end German-themed restaurant with approximately 175 seats located in Hobe Sound, Florida, doing business as “Schnitzel Haus. The aggregate purchase price was $943,000, including $850,000 paid at closing as payment for certain assets, separate payments of $65,000 for inventory on hand at closing, and $28,000 for the purchase of a utility vehicle and other items used in the business. With the acquisition, we assumed the seller’s remaining lease obligation of $5,400 monthly for 44 months. Aside from the lease obligation, no liabilities of the seller were assumed in the purchase of assets. A summary of the assets acquired is approximately as follows:

Property, including leasehold improvements and equipment	$625,000
Intangible covenant not to compete	100,000
Inventory	65,000
Vehicle and other	28,000
Operating lease right-of-use asset	182,878
Total identifiable assets acquired	1,000,878
Operating lease liability	(182,878)
Net identifiable assets acquired	818,000
Goodwill	125,000
Purchase price	$943,000

NOTE 11 – RELATED PARTY TRANSACTIONS

Next Gen Ice

Officers of BT Brands, Inc. also serve as officers and directors of NGI Corporation. Our total investment in equity and loans to NGI Corporation (“NGI”) is $424,000, which includes $120,000 in demand loans to NGI during 2024, the notes bear interest at 15% with interest payable-in-kind, and the balance on NGI notes is convertible into NGI Series B preferred shares and warrants at any time at the option of the holder, $6,600 in accrued interest has not been recognized as the conversion option is evaluated. The Company also has made $304,000 in prior equity investments in NGI. A portion of the NGI investment includes equity in the form of 179,000 common shares received in 2020 as consideration for extending the maturity of a note receivable repaid in August 2020. Under the Note modification terms, we acquired 179,000 NGI common shares from its founders. We also received warrants expiring on March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000 to the value of the equity received. This amount was reflected as interest income in 2020. The fair value of this investment remains consistent with its 2020 valuation. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at the cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65. Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our COO, Kenneth Brimmer, is also an NGI board member and serves as its CFO. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands, which the Company believes is reasonable relative to recent stock sales by NGI.

Bagger Dave’s Burger Tavern

Officers of BT Brands, Inc. also serve as officers and directors of Bagger Dave’s Burger Tavern, Inc. BT Brands owns approximately 39.6% of the outstanding shares of Bagger Dave’s. The investment is accounted for on the equity method. BT Brands Officer received no compensation from Bagger Dave’s in 2024 and there were no intercompany related party transactions.

NOTE 12 – MAJOR VENDORS

For the year ended December 29, 2024, approximately 30% of our food and paper cost of goods sold is represented by product purchases from one vendor. On December 29, 2024, the amount due to the major vendor totaled $35,686. In fiscal 2023, approximately 30% of our purchases were from the same vendor. In July 2024, we commenced purchasing the majority of BTND food items from a different primary vendor, which also accounted for approximately 21% of 2024 food purchases. The amount due to this new vendor at December 31, 2024 was $257,268. On December 31, 2023, the amount due to the former primary vendor was $272,657.

NOTE 13 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from its business. We are not aware of any significant asserted or potential claims which could impact its financial position.

Item 9. Changes in and Disagreements with on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No matter how well conceived and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of December 29, 2024, our Chief Executive Officer and Chief Financial Officer who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 29, 2024, due to the material weaknesses in our internal control over financial reporting described below.

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

(b) REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. The Company has designed internal controls to provide reasonable, but not absolute, assurance that financial statements are prepared in accordance with U.S. GAAP. The Company assesses the effectiveness of internal controls based on the criteria set forth in the 2013 Internal Control-Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this evaluation, management has concluded that, as of December 29, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

(c) MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 29, 2024, management identified a material weakness that originated in fiscal year 2022 and is continuing in its effort to enhance its design of controls over the accounting and reporting of significant, non-recurring events and complex transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim financial statements, which would not be prevented or detected.

(d) REMEDIATION PLAN

The Company has an ongoing improvement and remediation plan for the identified material weakness. In the future, transactions that are considered complex may result in the Company engaging experts to assist with the accounting for significant, non-recurring events and complex transactions.

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

(e) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In addition to the matters discussed previously, the Company has considered utilizing consultants as an extension of management to assist in the accounting for acquisitions during the fiscal year ending December 29, 2024. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 29, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	67	Chief Executive Officer and Director
Kenneth Brimmer	69	Chief Operating Officer and Chairman
Allan Anderson	71	Director
Terri Tochihara-Dirks	63	Director
Fred Croci	77	Director

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

Allan Anderson joined our board of directors as an independent director and has served as the chairman of our audit committee since our common stock and warrants were listed on The Nasdaq Stock Market. In 2021, Mr. Anderson founded privately held ReliaFund Inc., for which he has served in various executive capacities. ReliaFund provides electronic payment processing and reporting services for small businesses. From 1975 to 1984, Mr. Anderson was employed as an Audit Manager in the Audit Division of Arthur Andersen & Co. Mr. Anderson has served as a chief financial officer (or equivalent) for several private companies. He previously served as an independent member of the board of directors of publicly the STEN Corporation, including serving as Chairman of its Audit Committee. STEN Corporation is the entity from which the Company purchased its restaurant assets in 2007. Messrs. Copperud and Brimmer were also directors of STEN. Mr. Anderson holds a Bachelor of Arts degree in accounting from Southwest State University and was formerly licensed as a certified public accountant, which is now inactive. We believe Mr Anderson is qualified to serve on our board of directors and as the chair of our audit committee because of his education, experience in accounting and audit work, and experience working at several companies as the chief financial officer.

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

Fred Croci has been a director and member of our Audit Committee and Compensation Committee since October 25, 2024. He has worked in the real estate industry for more than 50 years and has owned and operated seven restaurants. Mr. Croci holds or has held real estate licenses in Iowa, Illinois, Colorado and Wyoming and has owned and managed commercial real estate brokerage firms in all of these states. While owning and operating commercial real estate brokerage firms, he has also been involved in project development, construction, management, property rehabilitations and commercial remodels, single-family and multifamily housing projects, self-storage and commercial new construction, property management and maintenance, fee-based client consulting and investment counseling. Over the last twelve years, Mr. Croci has owned and managed Wheeler Commercial Property Services, LLC, a real estate brokerage firm located in Fort Collins, Colorado. Since 2017 Mr. Croci has been the principal of Commercial Broker’s Alliance, LLC, a development consulting firm, and he is also managing broker of Commercial Broker’s Alliance NOCO, LLC, a commercial brokerage firm. We believe that Mr. Croci is qualified to serve on our board, given his decades of real estate experience and his successful ownership and management of food and beverage operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the SEC. Directors, executive officers, and ten percent of stockholders must also furnish us with copies of all Section 16(a) forms they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2024.

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

Our board of directors has evaluated the independence of its members based on the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors determined that Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Croci are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The other seated directors will not be considered independent because each is an officer of the Company.

Leadership Structure of the Board

Our bylaws provide our board of directors with the flexibility to combine or separate the positions of Chairman of our board of directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the Company’s best interests.

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

Meetings of the Board

During 2024, our board of directors held four in-person or telephonic meetings. Each director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which they serve. In addition, our board of directors acted unanimously with written consent on five occasions.

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

The following table sets forth the members of each board committee as of December 29, 2024, and the number of meetings held by the board and committees during our year ended December 29, 2024:

Director	Board of Directors	Audit Committee	Compensation Committee
Gary Copperud	X
Kenneth Brimmer	X
Allan Anderson	X	Chair	X
Terri Tochihara-Dirks	X	X	Chair
Fred Croci	X	X	X
Number of meetings held	4	2	1

The primary functions of each committee of the board are described below:

Audit Committee

Our audit committee comprises Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Croci. Our board of directors has determined that all of the members of the Audit Committee are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Anderson is the chair of the audit committee. Our board of directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Our independent registered public accounting firm and management periodically met privately with our audit committee four times during 2024.

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

Compensation Committee

Our compensation committee comprises Ms. Tochihara-Dirks, Mr. Croci and Mr. Anderson. Ms. Tochihara-Dirks is the chair of the compensation committee. Our board of directors has determined that Ms. Tochihara-Dirks and Mr. Anderson are independent as defined under the NASDAQ Listing Rules and satisfy NASDAQ’s additional independence standards for compensation committee members. In addition, both Ms. Tochihara-Dirks and Mr. Anderson are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code.

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

Item 11. Executive Compensation.

Summary Compensation TableT

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2024 and 2023 fiscal years by our principal executive officer and principal financial officer (the named executive officers). No other officer or employee of the Company received total compensation for either 2022 or 2024, as determined in accordance with Item 402 of Regulation S-K, which exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Copperud, Chief Executive Officer	2024	$250,000					$250,000
	2023	$250,000		$127,840			$377,840

Kenneth W. Brimmer, Chief Operating and Financial Officer	2024	$150,000					$150,000
	2023	$150,000		$95,880			$245,880

Officer Compensation

In fiscal 2024, the Company paid Mr. Copperud a salary of $250,000 to serve as our Chief Executive Officer, which included compensation payable under an Employment Agreement that we entered into with Mr. Copperud in July 2022, as described below under the heading “Employment Agreements.” During fiscal year 2022, we paid Mr. Copperud a salary of $150,000 to serve as the Chief Executive Officer.

During fiscal 2024, the Company paid Mr. Brimmer a salary of $150,000 to serve as our Chief Financial Officer, which included salary payable under an Employment Agreement that we entered into with Mr. Brimmer in July 2022, as described below under the heading “Employment Agreements.”

Employment Agreements

On July 7, 2022, the Company entered into an employment agreement with Gary Copperud, pursuant to which Mr. Copperud was appointed to serve as our Chief Executive Officer. Under the Agreement, Mr. Copperud receives an annual base salary of $250,000, which shall be reviewed at least annually by the board. Mr. Copperud is eligible to receive an annual bonus subject to the discretion of the board’s Compensation Committee. The employment agreement is for a term of three years, subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Copperud terminates the agreement without good reason, including any failure to renew Mr. Copperud’s employment, we will be required to pay Mr. Copperud all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Copperud continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Copperud’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Copperud will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Copperud’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case following a change in control )(as defined in the agreement), Mr. Copperud will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Upon his appointment as chief executive officer, Mr. Copperud received a $100,000 signing bonus.

On July 7, 2022, the Company entered into an employment agreement with Kenneth Brimmer, pursuant to which Mr. Brimmer was appointed to serve as our Chief Financial Officer. Under the Agreement, Mr. Brimmer receives an annual base salary of $150,000, which shall be reviewed at least annually by the board. Mr. Brimmer is eligible to receive an annual bonus subject to the discretion of the board’s Compensation Committee. The employment agreement is for a term of three years, subject to automatic extension for successive one-year periods unless terminated by either party. The employment agreement may be terminated by us with or without cause (as defined therein). In the event we terminate the employment agreement with cause or Mr. Brimmer terminates the agreement without good reason, including any failure to renew Mr. Brimmer’s employment, we will be required to pay Mr. Brimmer all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event we terminate the employment agreement without cause, we will be required to pay Mr. Brimmer continued payment of his base salary for 12 months and a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Brimmer’s employment is terminated during the term on account of his death or disability (as defined in the agreement), Mr. Brimmer will be entitled to receive all accrued but unpaid base salary and accrued but unused vacation continued payment of his base salary, any earned but unpaid bonus. In the event that Mr. Brimmer’s employment hereunder is terminated by him for good reason (as defined in the agreement) or by the Company on account of its failure to renew the agreement cause (as defined in the agreement), in each case within 12 months following a change in control )(as defined in the agreement), Mr. Brimmer will be entitled to receive (i) all accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump sum payment equal to 2 times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) (A) all outstanding unvested stock options will fully vest and become immediately exercisable for the remainder of their full term, (B) all outstanding equity-based compensation awards other than stock options that do not vest based on the attainment of performance goals will fully vest and any restrictions thereon will lapse, and (C) all outstanding equity-based compensation awards other than stock options that vest based on the attainment of performance goals shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

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

Administration

The board’s Compensation Committee administers the 2019 Plan. The compensation committee reviews and approves (or it deems appropriate, makes recommendations to our full board regarding) modifications to the 2019 Plan. Subject to the terms of the 2019 Plan, the compensation committee has the authority to (i) grant and amend equity awards, (ii) interpret any provision of the 2019 Plan, any equity award, or any award agreement and (ii) make all determinations and decisions necessary for the administration of the 2019 Plan. All determinations and decisions by the compensation committee under the 2019 Plan are at the sole discretion of the Compensation Committee and are binding. However, the board has retained the right to exercise the compensation committee’s authority to the extent consistent with applicable law and the applicable stock exchange requirements.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 29, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock not Vested	Market Value of Shares Vested
Gary Copperud, Chief Executive Officer	50,000	50,000	$2.58	2/9/32	0	0
Kenneth W. Brimmer, Chief Operating Officer	37,500	37,500	$2.58	2/9/32	0	0

Director Compensation

We have not adopted a compensation program for members of our board of directors and its committees. We expect that the compensation of our directors will be designed to attract and retain committed and qualified directors and to align their compensation with the long-term interests of our stockholders. Such compensation may consist of cash for meetings attended and options or other awards to purchase our common stock at the fair market value per share of common stock on the grant date, both upon joining the board and for each year of service. Such awards will be subject to vesting as determined by the board’s Compensation Committee. directors who are also executive officers will not be entitled to compensation for their service as a director, committee member, or chair of our board of directors or any committee of our board of directors.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any board of directors meeting.

Upon closing our IPO and listing on The Nasdaq Stock Market in the fourth quarter of 2021, Allan Anderson, Teri Tochihara-Dirks, and Steven Schussler joined our board as non-employee directors. In 2024, Steve Schussler resigned from the Board, and Fred Croci was elected to the board. We agreed to pay each employee director $500 for each board meeting attended, and $250 for each committee meeting attended. In addition, we issued to each such person fully vested options to purchase 5,000 shares of common stock under the 2019 Plan, which are exercisable at $5.00 per share and expire ten years after the date of the grant we also have agreed to issue to each such person options to purchase 2,000 shares of common stock during each year that such person serves on the board of directors.

The following table sets forth all compensation awarded to, earned by, or paid to our directors for the year ended December 29, 2024. Please note that Mr. Copperud and Mr. Brimmer receive no compensation for their role as directors, and the entirety of their compensation is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash	Stock Awards[1]	Total ($)
Allan Anderson	$2,750	$1,897	$4,647
Terri Tochihara-Dirks	2,250	1,897	4,147
Steve Schussler	2,250	8,050	10,300
Fred Croci	500	5,940	6,440
Total:	$7,750	$17,784	$25,534

1.

Reflects the full grant date fair value of the options granted to directors in 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of our common stock beneficially owned as of March 15, 2025, by (i) each person (or group of affiliated persons) whom we know to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The percentage of shares beneficially owned is computed based on 6,154,724 shares of our common stock outstanding as of March 15, 2025.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2025. However, we did not deem such shares outstanding for computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each person listed below is c/o BT Brands, Inc. 405 Main Avenue West, Suite 2D, West Fargo, ND 58078.

Name of Beneficial Owner	Number of Shares	Percentage
Officers and Directors
Gary Copperud (1)(2)	1,114,225	18.10%
Kenneth Brimmer (3)	140,000	2.42%
Allan Anderson (4)	10,000	*
Terri Tochihara-Dirks (4)	10,000	*
Fred Croci (5)	9,000	*
Total for all Officers and Directors	1,279,225	20.78%
5% Stockholders
Sally Copperud (1)	600,000	9.75%
Jeffrey A. Zinnecker	600,000	9.75%
Samuel Vandeputte	346,290	5.63%
Trost Family Trust	346,290	5.63%

__________

* Less than 1%.

(1)	Gary Copperud and Sally Copperud are husband and wife. Each such person disclaims beneficial ownership of the other’s shares of common stock.
(2)

Includes 758,540 shares of common stock, warrants to purchase 5,000 shares of common stock acquired by this individual in the IPO in 2019, and 80,000 shares of common stock underlying currently exercisable options. Does not include (i) 20,000 shares issuable upon the exercise of options that will not vest until 60 days after the date of this filing.

(3)

Includes 80,000 shares of common stock owned by Brimmer Company, LLC, an affiliate of Mr. Brimmer, and 60,000 shares of common stock underlying currently exercisable options. Does not include (i) 15,000 that will not vest until 60 days after the date of this filing.

(4)	Represents options to purchase shares of our common stock.
(5)	Includes public warrants to acquire 4,000 shares owned by Mr. Croci and 5,000 options issued to Mr Croci when he joined the Company’s board of directors.

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

The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by our independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the consolidated financial statements and internal controls over financial reporting of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of an independent registered public accounting firm for non-audit services. In accordance with the Audit Committee Charter, all the foregoing audit and non-audit fees paid to, and the related service provided by, Boulay were pre-approved by the Audit Committee.

Audit Services

Boulay and its affiliates provided services consisting of the audit of the annual consolidated financial statements and review of the quarterly financial statements of the Company, accounting consultations and consents, and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters and other permitted services to the Company.

The following is a summary of the fees billed to us by Boulay for professional services rendered for the fiscal years ended December 29, 2024 and December 31, 2023:

	2024	2023
Fee Category
Audit fees (1)	$196,920	$165,830
Audit-related Fees	-	-
Tax fees	-	-
All other fees (2)	24,245	-
Total fees	$221,165	$165,830

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 29, 2024, and December 31, 2023, respectively.

(2)	Fees primarily for services related to the Company's shelf registration statement and the related share distribution agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

(3)	Exhibits

Exhibit Number	Description

1.2

Equity Distribution Agreement, dated as of December 13, 2024, by and between BT Brands, Inc. and Maxim Group LLC, incorporated by reference to Exhibit 1.2 to the Form S-3 filed with the Securities and Exchange Commission on December 16, 2024.

3.1	Articles of Incorporation, incorporated by reference to Appendix B to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on December 18, 2020.
3.1(a)	Amendment to Articles of Incorporation, incorporated by reference to Appendix A to the Form S-3 filed with the Securities and Exchange Commission on
3.2	Bylaws, incorporated by reference to Appendix C to the Schedule 14C Information Statement filed with the Securities and Exchange Commission on October 21, 2020.
4.1	Specimen stock certificate evidencing shares of common stock, incorporated by reference to Exhibit 4.1 to the Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.
4.2	Form of Global Warrant (Annex A to the Form of Warrant Agreement filed as Exhibit 4.3 below)
4.3

Form of Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.5 to the Form S-1 filed with the Securities and Exchange Commission on October 15, 2021.

4.4	Form of Representative’s Purchase Warrant, incorporated by reference to Exhibit 4.5 to the Form S-1 filed with the Securities and Exchange Commission on October 15, 2021.
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.
10.1

Share Exchange Agreement dated July 31, 2018, by and among Burger Time, Inc., BTND, LLC, Maxim Partners, LLC, Dayspring Capital, LLC, Gary Copperud, Sally Copperud, Jeffrey Zinnecker, Samuel Vandeputte, the Trost Family Trust, the Katelyn J. Copperud Trust, and the Blake W. Copperud Trust, incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the Securities and Exchange Commission on August 13, 2019.

10.02	2019 Incentive Plan and award agreements thereunder, incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the Securities and Exchange Commission on October 18, 2019.
10.03

Purchase Agreement dated March 2, 2022, by and between BT Brands, Inc. and Keegan’s Seafood Grille, Inc., incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2022.

10.04

Lease Agreement dated March 2, 2022, by and between BT Brands, Inc. and NFK Properties, LLC, with respect to the real property located at 1519 Gulf Boulevard, Indian Rocks Beach, Florida 33785, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2022.

10.05

Purchase Agreement dated May 11, 2022, by and between BT Brands, Inc., Pie in the Sky and Erik Gura, the owner of the assets, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.

10.06

Lease Agreement dated May 11, 2022, by and between BT Brands, Inc., and Martha Ertmann LLC, with respect to the real property located at 10 Water Street, Woods Hole, Massachusetts, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2022.

10.07

Employment Agreement dated as of July 7, 2022, by and between Gary Copperud and the Registrant, incorporated by reference to Exhibit 10.16 to the Form 10-K filed with the Securities and Exchange Commission on April 18, 2023.

10.08

Employment Agreement dated as of July 7, 2022, by and between Kenneth Brimmer and the Registrant, incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the Securities and Exchange Commission on April 18, 2023.

10.09

Stock Purchase Agreement dated June 2, 2022, by and among BT Brands, Inc., as purchaser, and Michael Ansley, Manitou Blue LLC, Thomas M. Ansley Custodian Madison Ansley UGMA MI Thomas M. Ansley Custodian Mary-Kate Ansley UGMA MI, and Thomas M. Ansley Custodian David Ansley UGMA MI, as sellers, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2022

10.10

Purchase Agreement dated July 8, 2022, by and between 1519BT, LLC, a wholly owned subsidiary of the registrant, and L. Fagan Enterprises, Inc., as the owner of the assets, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on August 11, 2022.

10.11

Lease Agreement dated August 4, 2022, by and between 1519BT, LLC, a wholly-owned subsidiary of the registrant, and Stephan Properties of Florida Inc., with respect to the real property located at 415 Delannoy Avenue, Cocoa, Florida, and 409 Delannoy Avenue, Cocoa, Florida, incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the Securities and Exchange Commission on August 11, 2022.

10.12

Business Asset Purchase Agreement dated May 13, 2024 by and between 1519 BT LLC and LC Food Concepts LLC, incorporated by reference to Exhibit 99.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024.

10.13

Assignment and Assumption of Lease dated May 13, 2024, by and between LC Food Concepts, LLC and 1519BT, LLC, incorporated by reference to Exhibit 99.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2024.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Form S-1 filed with the Securities and Exchange Commission on September 17, 2021.
19	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.
97	Clawback Policy, incorporated by reference to Exhibit 97 to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.
21.1	Subsidiaries of the Registrant, filed herewith.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(b)	Financial Statement Schedules.

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

BT BRANDS, INC.

Date: March 31, 2025	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By	/s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
By:	/s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer and Chairman)	March 31, 2025
By:	/s/ Allan Anderson	Director	March 31, 2025
By:	/s/ Fred Croci	Director	March 31, 2025
By:	/s/ Terri Tochihara-Dirks	Director	March 31, 2025

