Form 10-K/A
period 2024-12-29
BT Brands, Inc.
filed 2025-05-01
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 29, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10501 Wayzata Blvd S Suite 102 Minnetonka, MN 55305	55305
(Address of registrant’s principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.002 par value	BTBD	The NASDAQ Stock Market LLC
Warrant to Purchase Common Stock	BTBDW	The NASDAQ Stock Market LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

BT Brands, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 29, 2024 originally filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Filing”), solely to correct typographical and numerical presentation errors identified in the financial statements filed with the Original Filing (the “Financial Statements”).

The revisions to the Original Filing encompass the following items in the Financial Statements:

1.CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Correction of Presentation Related to Treasury Shares

In the Original Filing, a typographical error within the row titled “treasury stock purchases” resulted in the omission of parentheses intended to indicate a subtraction of 91,394 treasury shares from the total outstanding shares as of December 29, 2024. The number of shares outstanding on the consolidated statement of shareholders’ equity, therefore, was incorrect. The correct number of 6,154,724 shares outstanding was disclosed on the consolidated balance sheets and is unchanged; the absence of parentheses may have caused confusion regarding whether the treasury shares had been deducted.

The corrected Consolidated Statement of Shareholders’ Equity has been revised as follows:

Total Shares outstanding at December 31, 2023:	6,246,118	Reported
Less: Treasury Shares purchased in 2024:	(91,394)	Corrected
Shares Outstanding at December 29, 2024:	6,154,724	Corrected

This correction is presentational only and does not affect any financial amounts on the consolidated statements, loss per share calculations, or other disclosures in the Original Filing.

2. BALANCE SHEET

Correction to Number of Shares Issued

Additionally, the Company is revising the previously reported number of issued shares presented within the caption for common stock as issued on the consolidated balance sheet, decreasing the number of issued shares by 606 shares at the end of fiscal 2023 and 2024. The Original Filing incorrectly reported 6,461,724 shares issued; the correct number of 6,461,118 shares is reflected in this Amendment No. 1. This correction reflects the accurate total number of shares issued per the transfer agent’s records. This correction does not impact any previously reported financial results, loss per share, or cash flow information.

Given that the corrections to the financial statements filed with the Original Filing outlined above do not impact any previously reported financial results, loss per share, or cash flow information, we are not filing the corrected financial statements with this Amendment No. 1.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any disclosures that may be affected by subsequent events. Except as described above, no other changes have been made to the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect subsequent events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed with this Amendment. Paragraphs 3, 4, and 5 of the certifications have been omitted since no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

2

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits

Exhibit Number	Description

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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BT BRANDS, INC.

Date: May 1, 2025	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By	/s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2025
By:	/s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer and Chairman)	May 1, 2025
By:	/s/ Allan Anderson	Director	May 1, 2025
By:	/s/ Fred Croci	Director	May 1, 2025
By:	/s/ Terri Tochihara-Dirks	Director	May 1, 2025

4