Form 10-Q
period 2025-03-30
BT Brands, Inc.
filed 2025-05-14
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2025

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-233233

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10501 Wayzata Blvd South, Suite 102, Minnetonka, MN	55305
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

At April 30, 2025, there were 6,154,724 shares of common stock outstanding.

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

•	challenges related to hiring and retaining store employees at competitive wage rates;
•	our failure to prevent food safety and foodborne illness incidents;
•	shortages or interruptions in the supply or delivery of food products;
•	our dependence on a small number of suppliers and a single distribution company;
•	negative publicity relating to any one of our restaurants;
•	competition from other restaurant chains with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	changes in consumer tastes and nutritional and dietary trends;
•	our inability to manage our growth;
•	loss of key personnel;
•	labor shortages and increased labor costs;
•	our vulnerability to increased food, commodity, and energy costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with food control regulations;
•	adverse weather, and other unforeseen conditions:
•	inadequately protecting our intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed in the Company’s Annual Report on Form 10-K under “Business” and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Page 2 of 24

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

Page 3 of 24

Page 4 of 24

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 30, 2025	December 29, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,070,101	$1,951,415
Marketable securities	2,748,409	2,319,555
Receivables	35,431	69,459
Inventory	238,247	272,603
Prepaid expenses and other current assets	107,485	127,621
Assets held for sale	258,751	258,751
Total current assets	4,458,423	4,999,404

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	3,281,326	3,343,340
OPERATING LEASES RIGHT-OF-USE ASSETS	1,428,155	1,724,052
EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	170,139	304,439
INVESTMENT IN EQUITY AND NOTES RECEIVABLE FROM RELATED COMPANY	484,000	424,000
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	348,174	367,799
OTHER ASSETS, NET	37,543	37,543
Total assets
	$11,003,980	$11,996,797
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$280,262	$612,059
Current maturities of long-term debt	156,575	185,009
Current operating lease obligations	182,436	274,511
Accrued expenses	349,056	371,356
Total current liabilities	968,329	1,442,935

LONG-TERM DEBT, LESS CURRENT PORTION	2,074,249	2,091,335
NONCURRENT OPERATING LEASE OBLIGATIONS	1,295,024	1,497,300
Total liabilities	4,337,602	5,031,570

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at March 30, 2025 and December 29, 2024	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,154,724 outstanding at March 30, 2025 and December 29, 2024	12,309	12,309
Less cost of 306,394 common shares held in Treasury at March 30, 2025 and December 29, 2024	(499,718)	(499,718)
Additional paid-in capital	11,844,735	11,813,735
Accumulated deficit	(4,690,948)	(4,361,099)

Total shareholders' equity	6,666,378	6,965,227

Total liabilities and shareholders' equity	$11,003,980	$11,996,797

See Notes to Condensed Consolidated Financial Statements

Page 5 of 24

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended,	13 Weeks Ended,
	March 30, 2025	March 31, 2024

SALES	$3,231,073	$3,190,147

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,200,329	1,278,958
Labor costs	1,217,897	1,386,686
Occupancy costs	309,694	336,275
Other operating expenses	187,920	203,900
Depreciation and amortization expenses	156,395	160,542
General and administrative expenses	451,034	454,615
Total costs and expenses	3,523,269	3,820,976

Loss from operations	(292,196)	(630,829)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(44,024)	114,763
REALIZED INVESTMENT GAIN	95,038	-
INTEREST EXPENSE	(21,554)	(27,488)
INTEREST AND DIVIDEND INCOME	40,600	74,854
OTHER INCOME	26,587	-
EQUITY IN LOSS OF AFFILIATE	(134,300)	(94,500)
LOSS BEFORE TAXES	(329,849)	(563,200)
INCOME TAX BENEFIT	-	117,500
NET LOSS	$(329,849)	$(445,700)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.05)	$(0.07)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,154,724	6,246,118

See Notes to Condensed Consolidated Financial Statements

Page 6 of 24

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

  (Unaudited)

For the 13-week period-	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid-in Capital	(Deficit)	Stock	Total
Balances, December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-		31,000	-	-	31,000
Net loss	-	-	-	(329,849)	-	(329,849)
Balances, March 30, 2025	6,154,724	$12,309	$11,844,735	$(4,690,948)	$(499,718)	$6,666,378

For the 13-week period-	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid-in Capital	(Deficit)	Stock	Total
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation	-		54,000	-	-	54,000
Net loss	-	-	-	(445,700)	-	(445,700)
Balances, March 31, 2024	6,246,118	$12,492	$11,637,235	$(2,495,591)	$(357,107)	$8,797,029

See Notes to Condensed Consolidated Financial Statements

Page 7 of 24

BT BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	13 Weeks ended,
	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(329,849)	$(445,700)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	156,395	160,542
Amortization of debt issuance costs included in interest expense	1,350	1,350
Deferred taxes	-	(117,500)
Stock-based compensation	31,000	54,000
Unrealized (gain) loss on marketable securities	44,024	(114,763)
Realized investment (gain)	(95,038)	(1,487)
Loss on equity method investment	134,300	94,500
Non-cash operating lease expense	1,547	6,298
Changes in operating assets and liabilities, net of acquisitions -
Receivables	34,028	15,474
Inventory	34,356	(24,885)
Prepaid expenses and other current assets	20,136	(30,578)
Accounts payable	(316,688)	74,257
Accrued expenses	(22,300)	(80,383)
Net cash (used) in operating activities	(306,739)	(408,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(124,365)	(112,416)
Proceeds from the sale of equipment	34,500	-
Loans to related company	(60,000)	-
Purchase of marketable securities	(1,572,328)	(5,370,898)
Proceeds from the sale of marketable securities	1,194,488	5,420,995
Net cash (used) in investing activities	(527,705)	(62,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on margin loan to finance purchase of marketable securities	-	(115,899)
Principal payment on long-term debt	(46,870)	(45,058)
Net cash used in financing activities	(46,870)	(160,957)

CHANGE IN CASH snd CASH EQUIVALENTS	(881,314)	(632,151)
CASH and CASH EQUIVALVENTS, BEGINNING OF PERIOD	1,951,415	5,300,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,070,101	$4,668,295
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$20,204	$26,138

See Notes to Condensed Consolidated Financial Statements

Page 8 of 24

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending December 29, 2024. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of March 30, 2025, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2024, and the related notes included in our Form 10-K for the fiscal year ending December 29, 2024.

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

We operate restaurants in the eastern two-thirds of the United States. As of March 30, 2025, including our 40.7% owned Bagger Dave’s business, we operated fifteen restaurants comprising the following:

•	Seven Burger Time fast-food restaurants located in the North Central region of the United States, collectively (“BTND”);
•	Bagger Dave’s Burger Tavern, Inc., a 40.7% owned affiliate, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s” or “BD”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida“(Schnitzel)”.

See Note 9 for information regarding our related party investment in and loans to NGI Corporation.

Business

As of March 30, 2025, BT Brands owned and operated ten restaurants, including seven Burger Time restaurants in the North Central region of the United States (“BTND”). We own and operate Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida; Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery in Woods Hole, Massachusetts: and, Schnitzel Haus (“Schnitzel”), a German-themed restaurant in Hobe Sound, Florida, purchased in May, 2024. Our Burger Time restaurants offer a variety of burgers and other affordable foods, sides, and soft drinks. Keegan’s has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of freshly prepared baked goods, sandwiches, and our locally roasted coffee. Schnitzel is a full-service restaurant and bar featuring a German-themed menu and specialty imported European beers. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other souvenir items. “Souvenir” items account for an insignificant portion of our income.

Page 9 of 24

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s Burger Tavern, Inc. (“Bagger”). Our ownership currently represents 40.7% of Bagger. We acquired ownership from the founder of Bagger Dave’s for $1,390,000, or approximately $0.114 per share. Two representatives of BT Brands comprise the Board of Directors of Bagger. The Bagger concept offers a variety of burgers, including turkey burgers, hand-cut fries, craft beers, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are currently five Bagger Dave’s operating restaurants, including three in Michigan and single units in Fort Wayne, Indiana, and Centerville, Ohio.

Fiscal Year Periods

BT Brand’s fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2024 was 52 weeks ending December 29, 2024, and Fiscal 2025 is 52 weeks ending December 28, 2025. References in this report to periods refer to the 13-week periods in the respective fiscal periods.

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

Investments

Our equity investment includes our net investment of $170,139 and $304,439, in Bagger Dave’s as determined under the “Equity Method” of accounting as of March 30, 2025 and December 29, 2024, respectively

Investment in equity and notes receivable from a related company is our $484,000 total investment, including loans, in NGI Corporation. (“NGI”). Our NGI investment includes equity in the form of 179,000 common shares received in 2020 as consideration for extending the maturity of a note receivable repaid in August 2020. Under the Note modification terms, we acquired 179,000 NGI common stock shares from its founders. We also received warrants expiring March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000  to the value of the equity received. This amount was reflected as interest income in 2020. The fair value of this investment remains consistent with its 2020 valuation. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is carried at a cost 229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65. Our CEO, Gary Copperud, is Chairman of the board of directors of NGI. Our COO, Kenneth Brimmer, is also an NGI board member and serves as its CFO. The investment in NGI does not have a readily determinable market value, and it is carried at the historic cost determined by BT Brands, which the Company believes is reasonable relative to recent stock sales by NGI.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require the financial information to be audited. For the thirteen weeks ending March 30, 2025, Bagger Dave’s had sales of $1,567,917 and a net loss of $339,136. For the thirteen weeks, our 40.7% equity share in the loss was approximately $134,300, which is included in the accompanying statement of operations.

See Note 9 for information regarding our related party investment in and loans to NGI.

Fair Value of Financial Instruments

Our accounting for fair value measurements of assets and liabilities, is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

The hierarchy prioritizes unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

Page 10 of 24

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

	March 30, 2025		December 29, 2024
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Common stocks	2,446,909	2,446,909	$2,129,986	2,129,986
Real Estate Investment Trust	301,500	301,500	189,569	189,569
Total	$2,748,409	$2,748,409	$2,319,555	$2,319,555

Receivables

Receivables consist of estimated rebates due from primary vendors.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to thirty years.

We review long-lived assets to determine if the carrying value of these assets is recoverable based on estimated cash flows. Assets are evaluated at the lowest level, for which cash flows can be identified at the restaurant level. In determining future cash flows, we estimate the future operating results of each restaurant. If such assets are considered impaired, the impairment is the amount by which the assets’ carrying value exceeds the assets’ fair value.

Goodwill and Intangible Assets and Other Assets

Goodwill is not amortized and is tested for impairment at least annually. The cost of other intangible assets is amortized over their expected useful lives.

Asset Held for Sale

In 2018, we closed a Burger Time store in Richmond, Indiana. The Richmond location is currently offered for sale. We believe the Richmond property will be sold at or above its current carrying value. The property is currently offered for sale.

Income Taxes

The Company follows Accounting Standards Codification (ASC 740), Accounting for Income Taxes. ASC 740 using the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as required.

Page 11 of 24

As of March 30, 2025, we used a net combined federal and state rate of approximately 27.5% in estimating our current tax benefit. Given the recent losses, the Company has determined that sufficient uncertainty exists regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $666,000 has been recorded as of March 30, 2025, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. The Company has approximately $3.1 million of federal operating tax loss carryforwards.

The Company has no accrued interest or penalties relating to income tax obligations. There are currently no federal or state examinations in progress. The Company has not had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per-share amounts if their effect is anti-dilutive. There were no dilutive shares for the periods ending in 2025 and 2024.

NOTE 2 – INTANGIBLE ASSETS

At March 30, 2025, and December 29, 2024, the value of acquired Intangible Assets being amortized are the following:

March 30, 2025-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$157,000	$(83,926)	$73,074
Tradenames	15	344,000	(68,900)	275,100
		$501,000	$(152,826)	$348,174

December 29, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$198,000	$(103,135)	$94,865
Tradenames	15	393,000	(70,988)	322,012
Impairment charge		-	-	(49,078)
		$591,000	$(174,123)	$367,799

On January 2, 2025, the Company closed its Village Bier Garten location. In connection with the closure, the Company recognized the impairment of Village Bier Garten assets in 2024. In the first quarter of 2025, the remaining carrying value of intangible assets associated with the location were charged to the impairment reserve.

The total amortization of intangible assets, including the covenants not to compete, will approximate $62,600 in 2025, $56,300 in 2026, $36,800 in 2027, and $23,000 per year through 2036 and approximately $5,600 in 2037.

The total amortization expense for the first quarter of 2025 was $19,625 and $26,142 for the thirteen weeks ending March 31, 2024.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 30, 2025	December 29, 2024
Land	$435,239	$435,239
Equipment	3,992,671	4,149,525
Buildings and leasehold improvements	2,569,942	2,915,784
Total property and equipment	6,997,852	7,500,548
Accumulated depreciation	(3,457,775)	(3,575,663)
Net	3,540,077	3,924,885
Less – property held for sale	(258,751)	(258,751)
Less – impairment charge	-	(322,794)
Net property and equipment	$3,281,326	$3,343,340

Depreciation expense for the 13-week periods in 2025 and 2024 was $136,770 and $133,975, respectively.

Page 12 of 24

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 30, 2025	December 29, 2024
Accrued real estate taxes	$33,098	$46,401
Accrued payroll	171,971	177,275
Accrued payroll taxes	2,251	6,851
Accrued sales taxes payable	76,868	57,706
Accrued vacation pay	15,241	17,663
Accrued gift card liability	32,833	38,425
Other accrued expenses	16,794	27,035
	$349,056	$371,356

NOTE 5 - LONG-TERM DEBT

Our long-term debt is as follows:

	March 30, 2025	December 29, 2024
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering eight BTND properties, BT Brands, Inc., and a shareholder of the Company guarantees the notes.	$2,260,273	$2,307,143
Less - unamortized debt issuance costs	(29,449)	(30,799)
Current maturities	(156,575)	(185,009)
	$2,074,249	$2,091,335

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of March 30, 2025, 749,000 shares were available for grant under the 2019 Incentive Plan.

In 2024, we issued 15,000 ten-year options to the then-existing outside member of our Board of Directors to purchase shares at $1.61 per share; we also granted 5,000 fully vested options to purchase shares at $1.70 per share to a new member of the Board.  In 2022, we granted 216.000 options, including 175,000 options to company officers and 41,000 options to employees and a consultant to purchase shares at $2.58 per share.

In 2023, we granted a consultant a warrant to purchase 100,000 shares at $2.50 per share for seven years. The warrant vests monthly over five years, so long as the consultant continues in this capacity. Assuming the consulting agreement continues to full term, we project that approximately $112,000 in stock-based compensation will be recognized at $32,000 per year in each of the next three years, and $16,000 will be recognized in 2028.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants in the first quarters of 2025 and 2024 were $31,000 and $54,000, respectively. Based on current estimates, we project that approximately $100,000 in stock-based compensation expense for stock options will be recognized over the next two years: $59,000 in 2025 and $41,000 in 2026.

As outlined in each agreement, stock options granted to employees and directors vest 20% upon grant and 20% in annual installments for four years. Options expire ten years from the date of the grant.

Page 13 of 24

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

		Weighted Average	Weighted Average	Aggregate
13-Week period ended March 30, 2025-	Number of Options	Exercise Price	Remaining Term(In Years)	Intrinsic Value
Options outstanding at December 29, 2024	339,250	$2.53	7.4	$0
Granted	0	0		0
Exercised	0	0
Cancelled, forfeited, or expired	(5,000)	2.50
Options outstanding at March 30, 2025	334,250	$2.56	4.5	$0
Options exercisable at March 30, 2025	227,407	$2.63	6.5	$0

		Weighted Average	Weighted Average	Aggregate
13-Week period ended March 31, 2024-	Number of Options	Exercise Price	Remaining Term(In Years)	Intrinsic Value
Options outstanding at December 31, 2023	319,500	$2.62	7.8	$0
Granted	0	0		0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at March 31, 2024	319,500	$2.62	7.4	$0
Options exercisable at March 31, 2024	106,802	$3.18	8.0	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to be $265,000. Assumptions used in the model include a risk-free rate of 4.4% and volatility of 63%. We project that the remainder of $36,000 of stock-based compensation in connection with these awards will be recognized in 2025.

NOTE 7 – LEASES

The present value of leases is calculated when the lease is entered into or assumed by us using an incremental borrowing rate at the time. Variable lease expenses are primarily property taxes and insurance. The remaining lease covering the former Village Bier Garten location was assigned to an unrelated party in January 2025.

The Keegan’s lease is for approximately 2,800 square feet of restaurant space. At inception, 131-month Keegan’s lease provided for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of approximately $493,000 is reflected as a liability in the accompanying financial statements at March 30, 2025.

Page 14 of 24

The PIE lease is for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value, discounted at 4.5% of the remaining lease obligation of approximately $828,000, is reflected as a liability in the accompanying financial statements at March 30, 2025.

In May 2024, with the acquisition of Schnitzel Haus assets, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The Schnitzel Haus lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $156,000, is reflected as a liability in the accompanying financial statements at March 30, 2025.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of March 30, 2025:

Total
Remainder 2025	$192,439
2026	267,996
2027	220,251
2028	222,507
2029	225,193
2030 and thereafter	558,164
Total future minimum lease payments	1,686,550
Less - interest	(209,090)
$1,477,460

The total operating lease expenses for the 13 weeks in 2025 and 2024 were approximately $74,000 and $85,000, respectively. Cash paid for leases during the thirteen weeks in 2025 totaled approximately $74,000, and $79,000 in 2024. Variable expenses for lease properties were approximately $9,000 in the first quarter of 2025 and $9,000 in the first quarter of 2024.

The Company pays monthly rent under month-to-month arrangements for corporate and administrative office spaces in  Minnetonka, Minnesota, of approximately $1,400.

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The net proceeds from the offering were $10,696,575.

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of December 29, 2024, we repurchased 306,394 shares, including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash. We may purchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our purchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The 2024 Share Repurchase Program does not contain a time limitation during which repurchases are permitted to occur.

Potential Sale and Issuance of Stock

On December 13, 2024, BT Brands, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Distribution Agreement “) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, par value $0.002 per share (the “Common Stock”), subject to the maximum aggregate sales proceeds of up to $3,005,000 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering program under which Maxim will act as sales agent.

Page 15 of 24

NOTE 9 - RELATED PARTY TRANSACTION

NGI Corporation

Until April 1, 2025, two BT Brands, Inc. officers also served as NGI Corporation’s (“NGI”) directors. As of March 30, 2025, our total investment in equity and loans to NGI is $484,000, which includes $180,000 in demand loans to NGI, of which $60,000 was advanced in the first quarter of 2025. The notes bear interest at 15%, payable-in-kind, and the balance on NGI notes is convertible into NGI Series B preferred shares and warrants at any time at the option of the holder. Approximately $13,000 in accrued interest has not been recognized as the conversion option is evaluated. Following the end of the first quarter, effective April 2, 2025, the notes were converted by BT Brands into the purchase of Disney-character aluminum bottles from NGI’s B Water subsidiary on a dollar per bottle basis, aggregating approximately 200,000 bottles. NGI has the right to repurchase the bottles from us at prices ranging from $1.05 per bottle (if NGI repurchases the bottles before July 1, 2025) to $1.50 per bottle (if NGI repurchases the bottles after July 1, 2025). We have the option to purchase additional bottles from NGI on similar terms. As consideration for the purchase of bottles, BT Brands will be granted an option to purchase 10% of the fully-diluted equity of NGI or its B Water for $.01 per share. The terms of the option are expected to be finalized in the next 30 days.

The Company has also made $304,000 in prior equity investments in NGI. A portion of the NGI investment includes equity in the form of 179,000 common shares received in 2020 as consideration for extending the maturity of a note receivable repaid in August 2020. Under the Note modification terms, we acquired 179,000 NGI common shares from its founders. We also received warrants expiring on March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. We attributed $75,000 to the value of the equity received. This amount was reflected as interest income in 2020. The fair value of this investment remains consistent with its 2020 valuation. On February 12, 2022, we invested $229,000 in 138,788 shares of NGI Series A1 8% Cumulative Convertible Preferred Stock, convertible share for share into NGI common shares. This investment is reflected at a cost of $229,000. The preferred investment included a five-year warrant to purchase 34,697 shares at $1.65.The investment in NGI does not have a readily determined market value, and it is carried at the historic cost determined by BT Brands, which the Company believes is reasonable relative to recent stock sales by NGI.

 Until April 1, 2025, our CEO, Gary Copperud, served as Chairman of the board of directors of NGI. Our COO, Kenneth Brimmer, is a member of NGI’s board and its CFO. Effective April 1, 2025, Gary Copperud resigned from the NGI board of directors.  Mr. Brimmer continues as a Director and Chief Financial Officer of NGI.

NOTE 10 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are unaware of any significant asserted or potential claims that could materially impact our financial position.

Page 16 of 24

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” “we,” “our,” or the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Introduction

As of March 30, 2025, including our partially owned Bagger Dave’s business, we own and operate the following sixteen restaurants:

•	Seven Burger Time fast-food restaurants (“BTND”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”).
•	Schnitzel Haus in Stuart, Florida (“Schnitzel”).
•	Unconsolidated affiliate, Bagger Dave’s Burger Tavern, Inc., 40.7% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

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

The average customer transaction at our Burger Time restaurants was unchanged in the first quarter of 2025 and is currently approximately $15.00. We have implemented new initiatives for Burger Time in third-party delivery, which generally results in a higher check average, and we expect to contribute to future sales growth. Many factors influence our sales trends. Our business environment is challenging, as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable Recent Events

During the first quarter this year, we closed our Village Bier Garden restaurant in Cocoa, Florida, and our Ham Lake, Minnesota location. In the first quarter of 2024, the two closed locations contributed $507,458 in revenue and recorded an operating loss of approximately $94,000.  We entered into an assignment of the Village Bier Garten lease to an unrelated party and are currently assessing alternatives for the Ham Lake location, including the sale of the property, which we believe would result in a gain on the sale of assets.

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

Page 17 of 24

Results of Operations for the Thirteen Weeks Ended March 30, 2025, and the Thirteen Weeks Ended March 31, 2024

The following table sets forth our Condensed Statements of Income and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, March 30, 2025		13 weeks ended, March 31, 2024
	Amount	%	Amount	%
SALES	$3,231,073	100.0%	$3,190,147	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,200,329	37.1	1,278,958	40.1
Labor costs	1,217,897	37.7	1,386,686	43.5
Occupancy costs	309,694	9.6	336,275	10.5
Other operating expenses	187,920	5.8	203,900	6.4
Depreciation and amortization	156,395	4.8	160,542	5.0
General and administrative	451,034	14.0	454,615	14.3
Total costs and expenses	3,523,269	109.0	3,820,976	119.8
Loss from operations	(292,196)	(9.0)	(630,829)	(19.8)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(44,024)	(1.4)	114,763	3.5
REALIZED INVESTMENT GAIN	95,038	2.9	-	-
INTEREST EXPENSE	(21,554)	(.7)	(27,488)	(0.9)
INTEREST AND DIVIDENDS	40,600	1.3	74,854	2.3
OTHER INCOME	26,587	.8	-	-
EQUITY IN AFFILIATE LOSS	(134,300)	(4.2)	(94,500)	(3.0)
INCOME TAX BENEFIT	-	-	117,500	3.7
NET LOSS	$(329,849)	(10.2)%	$(445,700)	(14.0)%

Sales:

Net sales for the first fiscal quarter of 2025 increased $40,926 to $3,231,073 from $3,190,147 in fiscal 2024. The increase resulted from sales increases at most of our locations, which were offset by the decline of approximately $507,000 resulting from the closing of two locations. Schnitzel Haus, which was acquired in the second quarter of 2024, had sales of approximately $500,000 in the first quarter of 2025, contributing to the overall sales increase.

Restaurant unit sales for Burger Time for the 13 weeks ranged from a low of approximately $121,000 to a high of approximately $295,000. The average sales for each Burger Time unit were approximately $217,000 in 2025, approximately $8,000 above the same period in 2024.

Our various restaurants each experience unique seasonal sales patterns. The first quarter is seasonally slower for BTND and PIE. PIE revenues are significantly higher in the second and third quarters of the year, resulting from tourist traffic in the Cape Cod area. In 2024, approximately 40% of sales occurred during the seasonally strong third quarter. PIE had sales of $451,000 in the first quarter of 2025, a decrease of 2% from the same quarter a year ago.

Page 18 of 24

Costs of Sales - food and paper:

The cost of sales—food and paper—for the fiscal 2025 period decreased as a percentage of restaurant sales to 37.1% from 40.1% in the first quarter of fiscal 2024. This decrease was the net result of improved margins realized through selective menu price increases, a menu change at BTND to introduce hand-cut fries with a lower food cost component, and cost-cutting steps at all locations, moderating inflationary pressures, including a decline in the cost of several key inputs from a year ago.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all the costs associated with the operation of our restaurants but do not include general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales decreased to 90.2% of sales in the fiscal quarter of 2025 from 100.5% in the similar period of fiscal 2024. The decrease resulted from selective price increases, the introduction of hand-cut fries lowering food costs at BTND, and cost-cutting measures at all locations. These actions, combined with moderate inflation, resulted in a decline in key input costs compared to last year, stabilizing commodity costs, as well as the matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

Labor Costs

For the first quarter of fiscal 2025, labor and benefits costs decreased as a percentage of restaurant sales to 37.7% from 43.5% in fiscal 2024. The decrease in the percentage cost resulted from improved labor cost controls at all locations and the impact of the closing of the Village Bier Garten, which had higher labor costs than other locations. Payroll costs are semi-variable, meaning they do not change proportionally to changes in revenue.

Occupancy and Other Operating Expenses

For the first fiscal quarter of 2025, occupancy and other expenses decreased to 9.6% of sales from 10.5% in 2024, reflecting the closing of VBG and the impact of cost reductions at all locations and a sales increase on fixed costs.

Depreciation and Amortization Expense:

For the first fiscal quarter of 2025, depreciation and amortization expenses were $156,395 (4.8% of sales), a slight decrease from the prior year of $160,542 (5.0% of sales). The result is partially caused by a greater portion of BTND assets becoming fully depreciated.

General and Administrative Costs

General and administrative costs in the first fiscal quarter of 2025 were $451,034, a decrease of $3,581 from the previous year’s first quarter of $454,615. General and administrative costs were 14.0% of sales, a decrease from 14.3% in the previous year. The decrease is the result of a concerted cost reduction effort at all locations.

Loss from Operations

The loss from operations for the first quarter of fiscal 2025 was $292,196 compared to a loss of $630,829 in the prior fiscal year, reflecting cost-cutting in virtually all of the Company’s businesses and the items discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

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

Page 19 of 24

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

	13 weeks ended,
	March 30, 2025	March 31, 2024
Revenues	$3,231,073	$3,190,147
Reconciliation:
Loss from operations	(292,196)	(630,829)
Depreciation and amortization	156,395	160,542
General and administrative, corporate-level expenses	451,034	454,615
Restaurant-level EBITDA	$315,233	$(15,672)
	9.7%	(.5)%

Liquidity and Capital Resources

Recently, our Burger Time business sales have shown a slight upward trend. On March 30, 2024, the restaurant EBITDA increased significantly from the 2024 performance. We had $3.8 million in cash and marketable securities and net working capital of $3.5 million, a decrease of approximately $66,000 from December 29, 2024.

Unforeseen public health matters may again impact the United States at any time, and recently announced tariffs may impact the economy in the future. It is difficult to predict the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures, and general corporate needs, as well as to invest in or acquire businesses. Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital. We anticipate that working capital deficits may be incurred and possibly increase. Our primary liquidity and cash flow sources are operating cash flows and cash on hand. We use this to service debt, maintain our stores operating efficiently, and increase our working capital. Our working capital position benefits from the fact that we collect cash from sales from our customers at the point of purchase or within a few days from our credit card processor; generally, payments to our vendors are not due for thirty days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the thirteen weeks ending March 30, 2025, was a negative $306,739. Seasonal patterns in our business impacted cash flow in the first quarter.

Cash Flows Used in Investing Activities

We have continued to make improvements in our existing businesses and to seek acquisitions in the food service and related industries.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of March 30, 2025, we had $3.7 million in contractual obligations, including $2.2 million relating to amounts due under mortgages on the real property where our stores are situated, including $1.5 million in operating lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $36,000.

Page 20 of 24

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

As of March 30, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended December 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. So far in fiscal 2025, the Company has not completed any acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended March 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Page 21 of 24

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Since the date on which the Company filed its Annual Report on Form 10-K and through the date of this quarterly report, we have not sold any securities.

Use of Proceeds

Since the closing of the Company’s initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000), (ii) Pie in the Sky Bakery and Coffee Shop ($1,160,000), (iii) a 40.7% of the outstanding shares of common stock of Bagger Dave’s ($1,390,000), (iv) the Village Bier Garten, (recently closed) and (v) Schnitzel Haus ($943,000), all as more fully described under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 ITEM 5. OTHER INFORMATION

None

Page 22 of 24

ITEM 6. EXHIBITS.

Exhibit	Description
Location Reference
10.1	Agreement dated as of April 2, 2025 by and between BT Brands, Inc. and NGI Corporation.	Filed herewith
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024.

Filed herewith
31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024.

Filed herewith
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
101. INS.	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Furnished herewith
101. SCH.	Inline XBRL Taxonomy Extension Schema Document.	Furnished herewith
101. CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith
101. DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith
101. LAB.	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Furnished herewith
101. PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Furnished herewith

Page 23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: May 14, 2025	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 24 of 24