Form 10-Q
period 2025-06-29
BT Brands, Inc.
filed 2025-08-19
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2025

or

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At August 15, 2025, there were 6,154,724 shares of common stock outstanding.

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
•

all risks related to acquisition of an existing business, including identifying a suitable target, completing comprehensive due diligence, the impact on our financial condition of any debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors relevant to acquisitions;

•	challenges related to hiring and retaining employees at competitive wage rates;
•	shortages or interruptions of supplies;
•	negative publicity;
•	competition from other businesses with significantly greater resources than we have;
•	changes in economic conditions, including the effects on consumer confidence and discretionary spending;
•	our inability to manage our growth;
•	loss of key personnel;
•	labor shortages and increased labor costs;
•	the impact of governmental laws and regulations;
•	failure to obtain and maintain required licenses and permits to comply with regulations;
•	adverse weather, and other unforeseen conditions:
•	inadequately protecting intellectual property;
•	breaches of security of confidential consumer information; and
•	other factors discussed in the Company’s Annual Report on Form 10-K under “Business” and “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

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

3

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 29, 2025	December 29, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$560,068	$1,951,415
Marketable securities	2,970,284	2,319,555
Receivables	33,193	69,459
Demand notes receivable from related company	692,357	120,000
Inventory	539,475	272,603
Prepaid expenses and other current assets	74,746	127,621
Assets held for sale	682,894	258,751
Total current assets	5,553,017	5,119,404

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,728,924	3,343,340
OPERATING LEASES RIGHT-OF-USE ASSETS	1,383,235	1,724,052
EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	99,734	304,439
EQUITY INVESTMENT IN RELATED COMPANY	304,000	304,000
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	331,708	367,799
OTHER ASSETS, NET	19,433	37,543

Total assets	$11,216,271	$11,996,797
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$434,375	$612,059
Current maturities of long-term debt	191,435	185,009
Current operating lease obligations	186,607	274,511
Accrued expenses	377,034	371,356
Total current liabilities	1,189,451	1,442,935

LONG-TERM DEBT, LESS CURRENT PORTION	1,992,334	2,091,335
NONCURRENT OPERATING LEASE OBLIGATIONS	1,250,342	1,497,300
Total liabilities	4,432,127	5,031,570

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at June 29, 2025 and December 29, 2024	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,154,724 outstanding at June 29, 2025, and December 29, 2024	12,309	12,309
Less cost of 306,394 common shares held in Treasury at June 29, 2025 and December 29, 2024	(499,718)	(499,718)
Additional paid-in capital	11,907,470	11,813,735
Accumulated deficit	(4,635,917)	(4,361,099)

Total shareholders' equity	6,784,144	6,965,227

Total liabilities and shareholders' equity	$11,216,271	$11,996,797

             See Notes to Condensed Consolidated  Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(Unaudited)

	26 Weeks Ended	26 Weeks Ended,	13 Weeks Ended	13 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
SALES	$7,010,763	$7,300,786	$3,779,690	$4,110,639

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,449,549	2,844,028	1,249,220	1,565,070
Labor costs	2,592,500	2,938,448	1,374,603	1,551,762
Occupancy costs	611,715	680,631	302,021	344,356
Other operating expenses	441,105	415,738	253,185	211,838
Depreciation and amortization expenses	301,120	331,893	144,725	171,351
General and administrative expenses	982,091	909,420	531,057	454,805
Total costs and expenses	7,378,080	8,120,158	3,854,811	4,299,182
Loss from operations	(367,317)	(819,372)	(75,121)	(188,543)

UNREALIZED GAIN ON MARKETABLE SECURITIES	38,104	232,947	82,128	118,184
REALIZED INVESTMENT GAIN	174,064	29,562	79,026	29,562
INTEREST AND DIVIDEND INCOME	80,967	136,750	40,367	61,896
INTEREST EXPENSE	(41,104)	(50,039)	(19,550)	(22,551)
OTHER INCOME	45,173	-	18,586	-
EQUITY IN NET LOSS OF AFFILIATE	(204,705)	(175,500)	(70,405)	(81,000)
INCOME (LOSS) BEFORE TAXES	(274,818)	(645,652)	55,031	(82,452)
INCOME TAX BENEFIT	-	130,000	-	12,500
NET INCOME (LOSS)	$(274,818)	$(515,652)	55,031	$(69,952)
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.08)	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,154,724	6,240,953	6,154,724	6,235,788

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

		Common	Additional
For the 26-week periods-		Stock	Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Treasury	Total
Balances, December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	93,735	-	-	93,735
Net loss	-	-	-	(274,818)	-	(274,818)
Balances, June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144

Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation	-	-	110,000	-	-	110,000
Treasury stock purchase	(50,436)	(100)	-	-	(75,890)	(75,990)
Net loss	-	-	-	(515,652)	-	(515,652)
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087

		Common	Additional
For the 13-week periods-		Stock	Paid-in	Accumulated
	Shares	Amount	Capital	(Deficit)	Treasury	Total
Balances, March 30, 2025	6,154,724	$12,309	$11,844,735	$(4,690,948)	$(499,718)	$6,666,378
Stock-based compensation	-	-	62,735	-	-	62,735
Net income	-	-	-	55,031	-	55,031
Balances, June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144

Balances, March 31, 2024	6,246,118	$12,492	$11,637,235	$(2,495,591)	$(357,107)	$8,797,029
Stock-based compensation	-	-	56,000	-	-	56,000
Treasury stock purchase	(50,436)	(100)	-	-	(75,890)	(75,990)
Net loss	-	-	-	(69,952)	-	(69,952)
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks ended,
	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(274,818)	$(515,652)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities-
Depreciation and amortization	301,120	331,893
Amortization of debt issuance costs included in interest expense	1,350	2,700
Deferred taxes	-	(130,000)
Stock-based compensation	93,735	110,000
Unrealized gain on marketable securities	(38,104)	(232,947)
Gain on marketable securities	(174,064)	(29,562)
Loss on equity method investment	204,705	175,500
Non-cash operating lease expense	5,955	11,128
Changes in operating assets and liabilities, net of acquisitions -
Receivables	36,266	427
Inventory	25,500	(33,814)
Prepaid expenses and other current assets	52,875	(45,771)
Accounts payable	(162,575)	57,338
Accrued expenses	5,678	(27,609)
Net cash provided by (used) in operating activities	77,623	(326,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	-	(943,000)
Proceeds from the sale of equipment	34,500	-
Purchase of property and equipment	(124,365)	(141,208)
Demand notes receivable from related company	(572,357)	(25,000)
Purchase of marketable securities	(2,144,077)	(100,258)
Proceeds from the sale of marketable securities	1,705,516	259,188
Purchase of water bottle inventory	(292,372)	-
Other assets	18,110	(6,106)
Net cash used in investing activities	(1,375,045)	(956,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on margin loan to finance purchase of marketable securities	-	(115,899)
Principal payment on long-term debt	(93,925)	(90,495)
Purchase of treasury stock	-	(75,990)
Net cash used in financing activities	(93,925)	(282,384)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,391,347)	(1,565,137)
CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	1,951,415	5,300,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$560,068	$3,735,309
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$46,069	$47,339

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending December 29, 2024. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of June 29, 2025, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2024, and the related notes included in our Form 10-K for the fiscal year ending December 29, 2024.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current period presentations. These changes have had no impact on the Company’s total assets, liabilities, stockholders’ equity or net loss.

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

The Company

BT Brands was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, the Company acquired 100% of BTND, LLC.

We operate restaurants in the eastern two-thirds of the United States. Including our 40.7% owned Bagger Dave’s business, we operate fifteen restaurants comprising the following:

•	Six Burger Time fast-food restaurants located in the North Central region of the United States, collectively (“BTND”), a Burger Time location in Minot, North Dakota, was permanently closed in July 2025;
•	Bagger Dave’s Burger Tavern, Inc., a 40.7% owned affiliate, operates five Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s” or “BD”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida“(Schnitzel)”.

See Note 9 for information regarding our related party transactions, including our investment in and loans to NGI Corporation.

Business

Our restaurants cover a broad range of concepts. We own and operate Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida; Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery in Woods Hole, Massachusetts: and, Schnitzel Haus (“Schnitzel”), a German-themed restaurant in Hobe Sound, Florida, purchased in May, 2024. Our Burger Time restaurants offer a variety of burgers and other affordable foods, sides, and soft drinks. Keegan’s has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of traditional fresh seafood items for lunch and dinner. The menu at Keegan’s includes beer and wine. PIE features an array of freshly prepared baked goods, sandwiches, and our locally roasted coffee. Schnitzel is a full-service restaurant and bar featuring a German-themed menu and specialty imported European beers. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other souvenir items. “Souvenir” items account for an insignificant portion of our income.

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s, currently representing 40.7% of Bagger. We acquired ownership from the founder of Bagger Dave’s for $1,390,000, or approximately $0.114 per share. Two representatives of BT Brands comprise two members of the three-member Board of Directors of Bagger. The Bagger concept offers a variety of burgers, including turkey burgers, hand-cut fries, craft beers, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are currently five Bagger Dave’s operating restaurants, including three in Michigan and single units in Fort Wayne, Indiana, and Centerville, Ohio. In August 2025, Bagger Dave’s announced that it is currently negotiating with potential purchasers for the store locations and would evaluate alternative options for the public company.

As detailed in Note 9 regarding Related Party transactions for the quarter, the Company agreed with NGI Corporation (“NGI”) to purchase and process bottled water featuring characters licensed from The Walt Disney Company. The Company’s inventory at June 29, 2025, includes $292,372 of inventory related to licensed bottled water, which the Company expects to sell in the second half of 2025.

Fiscal Year Periods

BT Brand’s fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2024 was 52 weeks ending December 29, 2024, and Fiscal 2025 is 52 weeks ending December 28, 2025. References in this report to periods refer to the 13 and 26-week fiscal periods.

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

Investments

Our equity investment in an unconsolidated subsidiary of $99,734 and $304,439 is our investment in Bagger Dave’s as of June 29, 2025, and December 29, 2024, respectively, and is determined under the “Equity Method” of accounting.

Investment in equity and notes receivable from a related company is $996,357. This amount includes a $359,221 in the form of a senior secured promissory note, and other loans to NGI Corporation. (“NGI”). BT Brands has also acquired $292,372 of Disney-licensed water bottles, which are expected to be sold in the second half of 2025. See Note 9 for further details regarding the NGI investment. See Note 9 for further details regarding our NGI investment.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTCMarkets, Inc. under the Alternative Reporting Standard. The listing with OTC Markets does not require financial information to be audited. For the 26 weeks ending June 29, 2025, Bagger Dave’s had sales of $2,636,973 and a net loss of $502,959. For the 26 weeks, our 40.7% equity share in the loss was approximately $204,705, which is included in the accompanying statement of operations.

The Company classifies its investments in debt securities, such as convertible notes receivable, as available-for-sale when they are not classified as either held-to-maturity or trading securities. These securities are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income in stockholders' equity. The fair value of available-for-sale debt securities is determined using quoted market prices when available. In the absence of quoted market prices, fair value is determined using observable inputs such as interest rates and yield curves. Realized gains and losses on the sale of available-for-sale debt securities are determined using the specific identification method and are recognized in earnings. Interest income on available-for-sale debt securities is recognized when earned and is included in interest income on the Consolidated Statements of Operations. The Company evaluates available-for-sale debt securities for impairment in accordance with ASC 326-30 to determine whether an allowance for credit losses is needed. The Company considers various factors in assessing potential credit losses, such as the severity and duration of the impairment, the issuer's financial condition, and whether it has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery.

Fair Value of Financial Instruments

Our accounting for fair value measurements of assets and liabilities is that they are recognized or disclosed at fair value in the statements on a recurring or nonrecurring basis, and adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the input to valuation techniques used to measure fair value.

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

The carrying values of cash equivalents, receivables, accounts payable, and other financial working capital items approximate fair value due to their short maturity. The following is a summary of the fair value of  investments.

	June 29, 2025			December 29, 2024
	Fair value Carrying Amount	Level 1	Level 3	Fair value Carrying Amount	Level 1	Level 3
Common stocks	$2,754,784	2,754,784	-	$2,129,986	$2,129,986	-
Real Estate Investment Trust	215,500	215,500	-	189,569	189,569	-
Convertible demand note receivable from related party (Note 9)	333,136	-	333,136	120,000	-	120,000
Total	$3,303,420	2,970,284	333,136	$2,439,565	$2,319,555	120,000

Receivables

Receivables consist of estimated rebates due from primary vendors.

Inventory

Inventory consists of food, beverages, and supplies. It is stated at the lower cost or market (first-in, first-out method) or net realizable value. Inventory includes $292,372 of Disney-licensed water in refillable cans related to the Company’s investment in NGI, see Note 9 to Consolidated Condensed Financial Statements.

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

Assets Held for Sale

The Company closed its Ham Lake, Minnesota, location in February 2025. A Burger Time location in Richmond, Indiana, closed on 2018, and on June 29, 2025, was under contract for sale. The sale of Richmond assets was completed on August 13, 2025. The Ham Lake and Richmond properties meet the held for sale criteria and are reflected in the accompanying financial statements as offered for sale.

Income Taxes

The Company follows Accounting Standards Codification (ASC 740), Accounting for Income Taxes. ASC 740 using the asset and liability approach in accounting for income taxes. Deferred tax assets and liability balances are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as required.

As of June 29, 2025, we used a net combined federal and state rate of approximately 27.5% in estimating our current tax benefit. Given the recent losses, the Company has determined that sufficient uncertainty exists regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $633,000 has been recorded as of June 29, 2025, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. The Company has approximately $3.1 million of federal operating tax loss carryforwards. The Company tax results will be more accurately determined based on its annual results. For the 26 weeks ending June 29, 2025, the Company estimated that there was no significant impact on its NOL carryforwards.

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

NOTE 2 – INTANGIBLE ASSETS

At June 29, 2025, and December 29, 2024, the value of acquired Intangible Assets being amortized are the following:

June 29, 2025-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$157,000	$(94,662)	$62,338
Tradenames	15	344,000	(74,630)	269,370
		$501,000	$(169,292)	$331,708

December 29, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$198,000	$(103,135)	$94,865
Tradenames	15	393,000	(70,988)	322,012
Impairment charge		-	-	(49,078)
		$591,000	$(174,123)	$367,799

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

The total amortization expense was $19,625 and $36,091, respectively, for the 13-week and 26-week periods in 2025.  The amortization expense was $37,800 and $63,950, respectively, for the 13-week and 26-week periods in 2024.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 29, 2025	December 29, 2024
Land	$435,239	$435,239
Equipment	3,985,458	4,149,525
Buildings and leasehold improvements	2,577,155	2,915,784
Total property and equipment	6,997,852	7,500,548
Accumulated depreciation	(3,586,034)	(3,575,663)
Net	3,411,818	3,924,885
Less – property held for sale	(682,894)	(258,751)
Less – impairment charge	-	(322,794)
Net property and equipment	$2,728,924	$3,343,340

Depreciation expense for the 26-week periods in 2025 and 2024 was $265,029 and $267,943, respectively. For the 13-week periods in 2025 and 2024, the depreciation expense was $136,770 and $133,951, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 29, 2025	December 29, 2024
Accrued real estate taxes	$23,173	$46,401
Accrued payroll	215,177	177,275
Accrued payroll taxes	2,304	6,851
Accrued sales taxes payable	88,460	57,706
Accrued vacation pay	2,423	17,663
Accrued gift card liability	28,729	38,425
Other accrued expenses	16,768	27,035
	$377,034	$371,356

NOTE 5 - LONG-TERM DEBT

Our long-term debt is as follows:

	June 29, 2025	December 29, 2024
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering seven owned properties, BT Brands and an officer of the Company, both of whom guarantee payment of the notes.	$2,213,218	$2,307,143
Less - unamortized debt issuance costs	(29,449)	(30,799)
Current maturities	(191,435)	(185,009)
	$1,992,334	$2,091,335

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of June 29, 2025, 775,750 shares were available for grant under the 2019 Incentive Plan.

In 2024, we issued a total of 15,000 ten-year options to the then-existing outside member of our Board of Directors to purchase shares at $1.61 per share; we also granted 5,000 fully vested options to purchase shares at $1.70 per share to a new member of the Board. In 2022, we granted 216,000 options, including 175,000 options to Company officers and 41,000 options to employees and a consultant to purchase shares at $2.58 per share.

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

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants for the 26-week periods in 2025 and 2024 were $93,735 and $110,000, respectively. Based on current estimates, we project that approximately $100,000 in stock-based compensation expense for stock options will be recognized over the next two years: $12,000 in the remainder of 2025 and $41,000 in 2026.

Subject to the discretion of the Compensation Committee of the board of directors at the time of grant, generally,  stock options granted to employees and directors vest 20% upon grant and 20% in annual installments for four years. Unless modified by the board of directors, options expire ten years from the date of the grant and terminate 90 days following termination of employment.

During July 2025, the Board approved a grant of 37,500 stock options with an exercise price of $1.50 per share. This grant included 17,500 fully vested options and 20,000 options vested 20% on the date of grant and 20% vesting on each of the following four anniversary dates.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

26-Week period ended June 29, 2025-	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 29, 2024	339,250	$2.53	7.4	$0
Granted	0	0		0
Exercised	0	0		0
Cancelled, forfeited, or expired	(15,000)	2.50	6.9	0
Options outstanding at June 29, 2025	324,250	$2.56	6.3	$0
Options exercisable at June 29, 2025	220,408	$2.60	6.9	$0

26-Week period ended June 30, 2024-	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	319,250	$2.62	7.8	$0
Granted	15,000	1.61		0
Exercised	0	0		0
Canceled, forfeited, or expired	0	0		0
Options outstanding at June 30, 2024	334,250	$2.57	7.4	$0
Options exercisable at June 30, 2024	109,802	$2.70	8.0	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to be $265,000. Assumptions used in the model include a risk-free rate of 4.4% and volatility of 63%. We project that the remainder of $36,000 of stock-based compensation in connection with these awards will be recognized in 2025.

NOTE 7 – LEASES

The present value of leases is calculated when the lease is entered into or assumed by us using an incremental borrowing rate at the time. Variable lease expenses are primarily property taxes and insurance. The remaining lease covering the former Village Bier Garten location was assigned to an unrelated party in January 2025.

Keegan’s lease is for approximately 2,800 square feet of restaurant space. At inception, Keegan’s 131-month lease provided for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the increase in the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of approximately $483,000 is reflected as a liability in the accompanying financial statements at June 29, 2025.

The PIE lease is for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provide for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value, discounted at 4.5% of the remaining lease obligation of approximately $809,000, is reflected as a liability in the accompanying financial statements at June 29, 2025.

In May 2024, with the acquisition of Schnitzel Haus assets, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The Schnitzel Haus lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $146,000, is reflected as a liability in the accompanying financial statements at June 29, 2025.

The following is a schedule of the approximate minimum future lease payments on the operating leases as of June 29, 2025:

Total
Remainder 2025	$125,440
2026	267,996
2027	220,251
2028	222,507
2029	225,193
2030 and thereafter	558,164
Total future minimum lease payments	1,619,551
Less - interest	(189,602)
$1,436,949

The total operating lease expenses for the second 13-week period in 2025 and 2024 were approximately $73,000 and $85,000, respectively. In the 2025 and 2024 respective 26-week periods, operating lease expenses totaled approximately $147,000 and $155,000. Cash paid for leases during the 13 weeks ending June 29, 2025, totaled approximately $68,000, and in the 13 weeks ending June 30, 2024 it totaled approximately $79,000. Cash paid for leases was approximately $141,000 and $146,000 for the 2025 and 2024 26-week periods, respectively.  Variable expenses for lease properties were approximately $11,000 in the 13 weeks in 2025 and $9,000 in the 13 weeks of 2024. Variable lease expenses were approximately $20,000 and $26,000 in the 26-week periods in 2025 and 2024, respectively.

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

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of December 29, 2024, we repurchased 306,394 shares, including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash. We may purchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our purchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The 2024 Share Repurchase Program does not contain a time limitation during which repurchases are permitted to occur. We did not purchase any shares under the 2024 Share Repurchase Program during the first half of 2025.

Potential Sale and Issuance of Stock

On December 13, 2024, BT Brands entered into an Equity Distribution Agreement (the “Distribution Agreement “) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, subject to the maximum aggregate sales proceeds of up to $3,005,000 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering program under which Maxim will act as sales agent. The Distribution Agreement provides that Maxim will be entitled to a fixed commission of 3% of the gross proceeds from the sale of common stock under the share distribution.

NOTE 9 - RELATED PARTY TRANSACTION

NGI Corporation

As of June 29, 2025, the total amount invested in equity and loans to NGI is $996,357. This amount includes:

•

$333,136 in demand loans to NGI, which bear interest at 15%, payable-in-kind. The aggregate amount of principal and interest accrued on these loans are convertible into shares of NGI Series B preferred stock and warrants at any time at BT Brands’ option. The Series B shares, including accrued in-kind dividends, are convertible to NGI common shares on a share-for-share basis. Approximately $25,000 in accrued interest on these loans has not been recognized. BT Brands periodically the status and evaluates its conversion option.

•

As consideration for the demand loans, the 358,000 warrants noted below were extended for five years beyond the original expiration date and the warrants were modified to reflect the provision that the exercise price per share shall be adjusted to equal the share price equal to any NGI's offering price per share of any common stock offering below $1.00 per share of more than $1 million in gross offering cost.

•	$359,221 in a senior secured promissory note acquired from the original lender to NGI, bearing interest at 12% per year and granting to BT Brands a senior secured interest in all of the assets of NGI; and

•	$304,000 in equity investments.

BT Brands has purchased Disney-character aluminum bottles through direct payment to vendors and suppliers, aggregating approximately 292,372 bottles as of June 29, 2025. NGI has the option to repurchase the bottles from BT at $1.50 per bottle. Under the terms of the agreement, BT may sell bottles to a third party; in this case, BT must remit to NGI the net sales price over $1.50 per bottle. As of June 29, 2025, $292,372 has been spent to purchase and process bottles under this program. We expect the bottles owned by BT to be sold during the second half of 2025. We have the option to buy additional bottles from NGI on similar terms.

Prior to 2023, BT Brands made a series of equity investments in NGI and received 179,000 common shares and warrants expiring on March 31, 2029, to purchase 358,000 shares of common stock for $1.00 per share. On February 12, 2022, we invested $229,000 in NGI Series A1 Preferred shares, which were subsequently converted into 157,456 NGI common shares and 34,697 common stock purchase warrants. The investment in NGI does not have a readily determined market value, and it is carried at the historical cost determined by BT Brands, which it believes is reasonable.

As of June 29, 2025, our total investment in NGI is as follows:

	Shares	Warrants	Loans	Total Investment	Bottle Inventory
Balance, December 31, 2023	336,496	392,697	$0	$304,000	$0
2024 Activity	0	0	120,000	120,000	0
Balance, December 29, 2024	336,496	392,697	120,000	424,000	0
26 weeks ended June 29, 2025	0	0	572,357	572,357	292,372
Balance, June 29, 2025	336,496	392,697	$692,357	$996,357	$292,372

As of June 29, 2025, assuming exercise of all warrants and options, BT Brands owns less than 5 % of NGI's fully diluted shares.

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

NOTE 11 – SUBSEQUENT EVENT – RICHMOND SALE

On August 13, 2025, the Company completed the sale of its Richmond property, which had been held for sale, for a gross selling price of $550,000. An estimated gain of $250,000 will be recognized during the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” “we,” “our,” or the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.

Introduction

As of June 29, 2025, including our partially owned Bagger Dave’s business, we own and operate the following sixteen restaurants:

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

The average customer transaction at our Burger Time restaurants was unchanged in the first half of 2025 at approximately $15.00. We have implemented new initiatives for Burger Time in third-party delivery, which generally results in a higher check average, and we expect to contribute to future sales growth. Many factors influence our sales trends. Our business environment is challenging, as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

Notable Recent Events

At the beginning of 2025, we closed our Village Bier Garden restaurant in Cocoa, Florida, and in February 2025, we ceased operations at our Ham Lake, Minnesota location. For the 26-week period in 2024, the two closed locations contributed approximately $935,000  in revenue and recorded an operating loss of approximately $213,000.  We entered into an assignment of the Village Bier Garten lease to an unrelated party and are currently assessing alternatives for the Ham Lake location, including the sale of the property, which we believe would result in a gain on the sale of assets.

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

Recent performance

The following are key highlights from the Company's performance for the 13-week and 26-week periods ending June 29, 2025:

•	Net sales for the 13 weeks were $3.78 million, down 8.1% from 2024 due to two store closures; Schnitzel Haus contributed $0.5 million.
•	Net income for the 13 weeks improved to $55,031 from a loss of $69,952 in 2024.
•	Restaurant-level EBITDA for the quarter improved to 16.9% of revenues from negative 10.6% in 2024.
•	Labor costs fell to 37.0% of sales from 40.2% in 2024, reflecting improved staffing efficiency and store closures.
•	Total costs and expenses decreased significantly due to disciplined cost control, offsetting a decline in sales.
•	For the 26 weeks, net loss improved to $274,818 from $515,652 in 2024, driven by operational efficiencies and the closing of two underperforming locations.
•	Strong focus on cost control, improved pricing strategies, and the impact of strategic closures contributed to improved margins.
•	The Company plans to continue leveraging seasonal strength, cost reductions, and targeted sales initiatives for future growth.

Results of Operations for the Thirteen Weeks Ended June 29, 2025, and the Thirteen Weeks Ended June 30, 2024

Summary

The Company’s focus on operational efficiencies, disciplined expense management, and strategic closures of underperforming locations has resulted in improved margins and improved results despite lower sales volumes. Continued cost management and leveraging seasonal strengths are expected to be a central focus of management in future quarters. For the thirteen weeks ending June 29, 2025, net sales were $3.78 million, a decrease of $330,949 or 8.1% compared to $4.11 million for the same period in 2024. The decline reflects the closing of the Village Bier Garten and the Ham Lake Burger Time location in the first quarter of 2025. Total costs and expenses decreased to $3.85 million from $4.30 million in the prior year. The loss from operations narrowed significantly to $75,121, compared to a loss of $188,543 in 2024. After including investment gains, interest, and equity losses, the Company recorded net income of $55,031, a significant improvement compared to a net loss of $69,952 in the same period of 2024.

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, June 29, 2025		13 weeks ended, June 30, 2024
	Amount	%	Amount	%
SALES	$3,779,690	100.0%	$4,110,639	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,249,220	33.1	1,565,070	38.1
Labor costs	1,374,603	36.4	1,551,762	37.7
Occupancy costs	302,021	8.0	344,356	8.4
Other operating expenses	253,185	6.7	211,838	5.2
Depreciation and amortization	144,725	3.8	171,351	4.2
General and administrative	531,057	14.1	454,805	11.1
Total costs and expenses	3,854,811	102.0	4,299,182	104.6
Loss from operations	(75,121)	(2.0)	(188,543)	(4.6)
UNREALIZED GAIN ON MARKETABLE SECURITIES	82,128	2.2	118,184	2.9
REALIZED INVESTMENT GAIN	79,026	2.1	29,562	.7
INTEREST EXPENSE	(19,550)	(.5)	(22,551)	(0.5)
INTEREST AND DIVIDEND INCOME	40,367	1.1	61,896	1.5
OTHER INCOME	18,586	.5	-	-
EQUITY IN AFFILIATE LOSS	(70,405)	(1.9)	(81,000)	(2.0)
INCOME TAX BENEFIT	-	-	12,500	.3
NET INCOME (LOSS)	$55,031	1.5%	$(69,952)	(1.7)%

Overview of Results

For the thirteen weeks ending June 29, 2025, net sales were $3.78 million, a decrease of $330,949 or 8.1% compared to $4.11 million for the same period in 2024. The decline reflects the closing of the Village Bier Garten and the Ham Lake Burger Time location in the first quarter of 2025. Total costs and expenses decreased to $3.85 million from $4.30 million in the prior year. The operating result improved from a loss of $188,543 in the previous year to a loss of $75,121. After nonoperating items, including investment gains, interest, and equity losses, the Company recorded net income of $55,031, a significant improvement compared to a net loss of $69,952 in the same period of 2024.

Net Revenues

Net sales for the thirteen weeks ended June 29, 2025, were $3,779,690, reflecting a decline from $4,110,639 in the same period of 2024. The decrease was primarily due to the closure of two locations, which recorded approximately $400,000 in revenue in 2024. The recently acquired Schnitzel Haus, purchased in the second quarter of 2024, contributed approximately $330,000 in sales during the 2025 quarter.

Sales at Burger Time restaurants ranged from a low of approximately $133,000 to a high of $344,000 per location, with an average unit sales volume of approximately $240,000. Seasonal factors also influenced results: Cape Cod-based PIE remains a significant contributor in the second and third quarters. In the second quarter, PIE sales totaled $1,042,000, a 4% increase year-over-year.

Costs and Expenses-

Food and Paper Costs

Food and paper costs decreased to 33.1% of sales (or $1,249,220) compared to 38.1% ($1,565,070) for the prior year. This improvement reflects the benefits of selective menu price increases, menu adjustments at BTND (including the introduction of hand-cut fries), and cost-cutting measures at all locations, which helped offset inflationary pressures.

Labor Costs

Labor and benefits costs were 36.4% of sales ($1,374,603) in 2025, down from 37.7% ($1,551,762) in 2024. The improvement was driven by enhanced labor cost controls and the closure of Village Bier Garten, which historically had higher labor costs.

Occupancy Costs

Occupancy costs declined to 8.0% of sales ($302,021) from 8.4% ($344,356) in 2024. The reduction was due to the closure of certain underperforming units and leveraging sales volume against fixed occupancy expenses.

Other Operating Expenses

Other operating expenses increased to 6.7% of sales ($253,185), compared to 5.2% ($211,838) in the prior year, reflecting higher maintenance, utilities, and fees associated with increased use of third-party delivery.

Depreciation and Amortization

Depreciation and amortization expense decreased to 3.8% of sales ($144,725), compared to 4.2% ($171,351) in 2024, due to more assets reaching full depreciation.

General and Administrative Costs

General and administrative costs increased to $531,057 from $454,805, increasing as a percentage of sales to 14.1% from 11.1% in the prior year. The increase is, in part, attributable to consulting costs directed toward company-wide cost control initiatives.

charged to general and administrative expenses,

Operating Income (Loss)

The loss from operations improved to a loss of $75,121, compared to a $188,543 loss in the same period of 2024. This improvement reflects cost savings initiatives and better margins despite lower sales.

Other Income and Expenses

-	Unrealized gain on marketable securities was $82,128 compared to a gain of $118,184 in 2024.
-	Realized investment gains were $79,026 versus $29,562 in 2024.
-	Interest expense was $19,550, slightly lower than $22,551 in 2024.
-	Interest and dividend income was $40,367 compared to $61,896 in 2024.
-	Equity in the Bagger Dave’s affiliate loss was $70,405 versus $81,000 in the prior year.
-	No income tax benefit was recorded for the quarter, compared to $12,500 in the same period last year.

Net Income (Loss)

Net income for the thirteen weeks ending June 29, 2025, was $55,031  (1.5% of sales) compared to a net loss of $69,952 (1.7% of sales) in 2024. The improved results were the result of expense reductions, disciplined cost management, and improvements in operating performance, as well as investment gains and dividends.

Results of Operations – Twenty-Six Weeks Ended June 29, 2025 Compared to Twenty-Six Weeks Ended June 30, 2024

Overview of Results

For the twenty-six weeks ending June 29, 2025, net sales were $7.01 million, a decrease of $290,093 or 4.0% compared to $7.30 million for the same period in 2024. Total costs and expenses decreased to $7.33 million from $8.12 million in the prior year. The loss from operations improved significantly to $367,317, compared to a loss of $819,372 in 2024. The following table sets forth our Condensed Statements of Operations and percentages of total sales for the twenty-six week fiscal periods. The percentages below may not reconcile because of rounding.

	26 Weeks ended. June 29, 2025		26 Weeks ended, June 30, 2024
	Amount	%	Amount	%
SALES	$7,010,763	100.0%	$7,300,786	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,449,549	34.9	2,844,028	39.0
Labor costs	2,592,500	37.0	2,938,448	40.2
Occupancy costs	611,715	8.7	680,631	9.3
Other operating expenses	441,105	6.3	415,738	5.7
Depreciation and amortization	301,120	4.3	331,893	4.5
General and administrative	982,091	14.0	909,420	12.5
Total costs and expenses	7,378,080	105.2	8,120,158	111.2
Loss from operations	(367,317)	(5.2)	(819,372)	(11.2)
UNREALIZED GAIN ON MARKETABLE SECURITIES	38,104	.5	232,947	3.2
REALIZED INVESTMENT GAIN	174,064	2.5	29,562	.4
INTEREST EXPENSE	(41,104)	.6	(50,039)	(0.7)
INTEREST AND DIVIDEND INCOME	80,967	1.2	136,750	1.9
OTHER INCOME	45,173	.1	-	-
EQUITY IN AFFILIATE LOSS	(204,705)	1.9	(175,500)	(2.4)
INCOME TAX BENEFIT	-	-	130,000	1.8
NET LOSS	$(274,818)	(3.9)%	$(515,652)	(7.1)%

Net Revenues

Net sales for the twenty-six weeks ended June 29, 2025, were $7,010,763, reflecting a decline from $7,300,786 in the same period of 2024. The decrease was principally the result of a decline in sales of approximately $900,000, resulting from the closure of two locations, offset by the inclusion of Schnitzel Haus for the entire 26-week period in 2025. Burger Time unit sales for the 26 weeks ranged in gross sales from approximately a low of $250,000 to a high of $628,000. The average sales for each Burger Time location open during the 26-week period in both years was approximately $448,000, a decline from $465,000 in 2024.

Costs and Expenses-

Food and Paper Costs

Food and paper costs decreased to 34.9% of sales (or $2,449,549) compared to 39.0% ($2,844,028) for the prior year. This decrease reflects the benefits of menu pricing strategies, improved purchasing, and cost control efforts.

Labor Costs

Labor and benefits costs were 37.0% of sales ($2,592,500) in 2025, down from 40.2% ($2,938,448) in 2024. The improvement was due to better labor cost management, operational efficiencies, and the closure of higher-cost locations.

Occupancy Costs

Occupancy costs declined to 8.7% of sales ($611,715) from 9.3% ($680,631) in 2024. This reduction reflects the benefit associated with closing the Village Bier Garten, which had a high occupancy cost.

Other Operating Expenses

Other operating expenses decreased to 6.3% of sales ($441,105), compared to 5.7% ($415,738) in the prior year. The increase resulted from fees associated with greater utilization of third-party delivery services and higher utility costs at most restaurants.

Depreciation and Amortization

Depreciation and amortization expense decreased to 4.3% of sales ($301,120) from 4.5% ($331,893) in 2024. The decrease primarily reflects more assets reaching full depreciation.

General and Administrative Costs

General and administrative costs were steady at 14.0% of sales, an increase to $982,091 from $909,420 in 2024. The increase reflects the additional consulting costs charged to corporate expenses.

Operating Income (Loss)

The loss from operations improved to $367,317, compared to a loss of $819,372 in 2024. This improvement reflects cost-cutting measures and operational efficiencies despite lower sales.

Other Income and Expenses

-	Unrealized gains on marketable securities were $82,128 compared to a gain of $232,947 in 2024.
-	Realized investment gains were $174,064 versus $29,562 in 2024.
-	Interest expense was $41,104, slightly lower than $50,039 in 2024.
-	Interest, dividend, and other income was $126,140 compared to $136,750 in 2024.
-	Equity in affiliate loss was $204,705 versus $175,500 in the prior year.
-	No income tax benefit was recorded for the period, compared to $130,000 in the same period last year.

Net (Loss)

Net loss for the twenty-six weeks ended June 29, 2025, was $274,818 (3.9% of sales) compared to a net loss of $515,652 (7.1% of sales) in 2024. Significant expense reductions, disciplined cost management, and operational efficiencies drove the decrease in net loss.

Restaurant-Level EBITDA

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation, and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does the restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Depreciation and amortization are excluded because they are not ongoing. Restaurant-level EBITDA for the thirteen weeks ending June 29, 2025, was $600,661 (15.0% of revenues), compared to $437,613 (10.6% of revenues) in 2024. This non-GAAP metric reflects a significant improvement in controllable restaurant-level profitability, driven by better labor and cost controls, selective menu price increases, and efficiency improvements across operating units.

	26 Weeks Ended,		13 Weeks Ended,
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues	$7,010,763	$7,300,786	$3,779,690	$4,110,639
Reconciliation:
Loss from operations	(367,317)	(819,372)	(75,121)	(188,543)
Depreciation and amortization	301,120	331,893	144,725	171,351
General and administrative, corporate-level expenses	982,091	909,420	531,057	454,805
Restaurant-level EBITDA	$915,894	$421,941	$600,661	$437,613
Restaurant-level EBITDA margin	13.1%	5.8%	15.9%	10.6%

Restaurant-level EBITDA for both the 13-week and the 26-week periods ended June 29, 2025, showed significant improvement over the prior year. This non-GAAP metric reflects stronger operational performance and improved cost controls, demonstrating continued progress in the Company’s core restaurant operations. Restaurant-level EBITDA for the 26 weeks ended June 29, 2025, was $915,894.

Summary

During the first half of fiscal 2025, the Company has made significant strides in reducing operating losses through effective cost management and operational efficiencies. Although sales declined due to the closure of underperforming locations, profitability metrics have improved markedly. Continued cost discipline and sales initiatives will remain a focus for the remainder of the year. Our focus on operational efficiencies, disciplined expense management, and strategic closures of underperforming locations has resulted in significantly improved Store EBITDA margins. Continued cost management and leveraging seasonal strengths will be a central focus of management in future quarters.

Liquidity and Capital Resources

On June 29, 2025, we had $3.5 million in cash, cash equivalents and marketable securities and net working capital of $4.4 million, an increase of $627,000 from December 29, 2024. Reflecting, in part, the $424,000 increase in assets held for sale, classified as a current asset.

Liquidity is needed to support working capital, capital expenditures, general corporate activities, and potential investments or acquisitions.  Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital requirements. For the 26 weeks ended June 29, 2025, restaurant EBITDA improved significantly from the 2024 amount as a result of closing underperforming locations. Loans to NGI Corporation and the purchase of inventory, as described in Note 9 to the financial statements accompanying this report, have reduced cash and investments on hand.

Unforeseen public health matters may impact the United States at any time, and increased tariffs may impact the economy in the future. It is difficult to predict the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 26 weeks ending June 29, 2025, was $77,623. The source of cash is the result of improved operating income and seasonal patterns in our business, which significantly affect the Company’s cash flow.

Cash Flows Used in Investing Activities

We have continued to make improvements in our existing businesses and to seek acquisitions. During the 13 weeks ending June 29, 2025, we advanced $572,357 to NGI Corporation and directly purchased $292,372 of inventory related to the NGI Corporation’s Disney water bottle program.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of June 29, 2025, we had $3.6 million in contractual obligations, including $2.2 million relating to amounts due under mortgages on the real property where our stores are situated, including $1.4 million in operating lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $36,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations. We are not required to provide the information required by this item.

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

As of June 29, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended December 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

During the second quarter, the Company engaged a third-party accounting services organization to manage the accounts payable and payroll activities and to prepare preliminary financial statements for review, providing for an enhanced segregation of duties. In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. So far in fiscal 2025, the Company has not completed any acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended June 29, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Use of Proceeds

Since its initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000), (ii) Pie in the Sky Bakery and Coffee Shop ($1,160,000), (iii) a 40.7% of the outstanding shares of common stock of Bagger Dave’s ($1,390,000), (iv) the Village Bier Garten, (recently closed) and (v) Schnitzel Haus ($943,000), all as more fully described under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
Location Reference
10.1	Agreement dated as of April 2, 2025, by and between BT Brands, Inc. and NGI Corporation.	Filed herewith
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

Filed herewith
31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025.

Filed herewith
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101. INS.	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Furnished herewith
101. SCH.	Inline XBRL Taxonomy Extension Schema Document.	Furnished herewith
101. CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith
101. DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith
101. LAB.	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Furnished herewith
101. PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: August 19, 2025	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

