Form 10-Q
period 2025-09-28
BT Brands, Inc.
filed 2025-11-17
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2025

or

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At November 15, 2025, there were 6,154,724 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition and prospects of BT Brands, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof,  other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, and plans. Forward-looking statements can also be identified by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate, or even if substantially realized, will result in the consequences we anticipate or affect us or our operations in the ways we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates regarding those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

3

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 28, 2025	December 29, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,277,738	$1,951,415
Marketable securities	3,461,842	2,319,555
Receivables	50,830	69,459
Demand notes receivable from related company	744,858	120,000
Inventory	563,640	272,603
Prepaid expenses and other current assets	110,210	127,621
Assets held for sale	424,123	258,751
Total current assets	6,633,241	5,119,404

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,638,957	3,343,340
OPERATING LEASES RIGHT-OF-USE ASSETS	1,529,657	1,724,052
EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	-	304,439
EQUITY INVESTMENT IN RELATED COMPANY	-	304,000
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	319,337	367,799
OTHER ASSETS, NET	21,142	37,543

Total assets	$11,938,554	$11,996,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$185,365	$612,059
Current maturities of long-term debt	203,651	185,009
Current operating lease obligations	301,118	274,511
Accrued expenses	284,764	371,356
Total current liabilities	974,898	1,442,935

LONG-TERM DEBT, LESS CURRENT PORTION	1,930,029	2,091,335
NONCURRENT OPERATING LEASE OBLIGATIONS	1,309,174	1,497,300
Total liabilities	4,214,101	5,031,570

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at September 28, 2025 and December 29, 2024	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,154,724 outstanding at both September 28, 2025, and December 29, 2024, respectively	12,309	12,309
Less cost of 306,394 common shares held in Treasury at September 28, 2025 and December 29, 2024	(499,718)	(499,718)
Additional paid-in capital	11,932,804	11,813,735
Accumulated deficit	(3,720,942)	(4,361,099)
Total shareholders' equity	7,724,453	6,965,227
Total liabilities and shareholders' equity	$11,938,554	$11,996,797

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS

(Unaudited)

	39 Weeks Ended	39 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
SALES	$10,864,445	$11,649,610	$3,853,682	$4,348,824

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,626,168	4,407,101	1,176,619	1,563,073
Labor costs	3,882,608	4,636,598	1,290,108	1,698,150
Occupancy costs	944,699	1,058,029	332,984	377,398
Other operating expenses	672,866	653,769	231,761	238,031
Depreciation and amortization expenses	452,130	473,420	151,010	141,527
General and administrative expenses	1,160,480	1,284,871	178,389	375,451
Loss (gain) on sale of asset	(242,231)	30,205	(242,231)	30,205
Total costs and expenses	10,496,720	12,543,993	3,118,640	4,423,835
Income (loss) from operations	367,725	(894,383)	735,042	(75,011)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	500,124	163,014	462,020	(69,933)
REALIZED INVESTMENT GAIN (LOSS)	312,954	29,219	138,890	(343)
INTEREST AND DIVIDEND INCOME	112,833	186,892	31,866	50,142
INTEREST EXPENSE	(57,489)	(72,591)	(16,385)	(22,552)
IMPAIRMENT OF EQUITY INVESTMENT IN RELATED COMPANY	(304,000)	-	(304,000)	-
OTHER INCOME (EXPENSE)	12,449	-	(32,724)	-
EQUITY IN NET LOSS OF AFFILIATE	(304,439)	(291,282)	(99,734)	(115,782)
INCOME (LOSS) BEFORE TAXES	640,157	(879,131)	914,975	(233,479)
INCOME TAX (EXPENSE) BENEFIT	-	144,000	-	14,000
NET INCOME (LOSS)	$640,157	$(735,131)	$914,975	$(219,479)
NET INCOME (LOSS) PER COMMON SHARE - Basic	$0.10	$(0.12)	$0.15	$(0.04)
NET INCOME (LOSS) PER COMMON SHARE - Diluted	$0.10	$(0.12)	$0.15	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
PER COMMON SHARE AMOUNTS - Basic	6,154,724	6,221,154	6,154,724	6,181,952
PER COMMON SHARE AMOUNTS - Diluted	6,154,791	6,221,154	6,159,750	6,181,952

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common	Additional
For the 39-week periods-	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Treasury	Total
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation			165,000	-	-	165,000
Treasury stock purchase	(74,181)	(148)	-	-	(113,736)	(113,884)
Net loss	-	-	-	(735,131)	-	(735,131)
Balances, September 29, 2024	6,171,937	$12,344	$11,748,235	$(2,785,022)	$(470,843)	$8,504,714

Balances, December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	119,069	-	-	119,069
Net Income	-	-	-	640,157	-	640,157
Balances, September 28, 2025	6,154,724	$12,309	$11,932,804	$(3,720,942)	$(499,718)	$7,724,453

		Common	Additional
For the 13-week periods-	Shares	Stock Amount	Paid-in Capital	Accumulated (Deficit)	Treasury	Total
Balances, June 30, 2024	6,195,682	$12,392	$11,693,235	$(2,565,543)	$(432,997)	$8,707,087
Stock-based compensation	-	-	55,000	-	-	55,000
Treasury stock purchase	(23,745)	(48)	-	-	(37,846)	(37,894)
Net loss	-	-	-	(219,479)	-	(219,479)
Balances, September 29, 2024	6,171,937	$12,344	$11,748,235	$(2,785,022)	$(470,843)	$8,504,714

Balances, June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144
Stock-based compensation	-	-	25,334	-	-	25,334
Net income	-	-	-	914,975	-	914,975
Balances, September 28, 2025	6,154,724	$12,309	$11,932,804	$(3,720,942)	$(499,718)	$7,724,453

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks ended,
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$640,157	$(735,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	452,130	473,420
Amortization of debt issuance costs included in interest expense	2,700	4,050
Deferred taxes	-	(144,000)
Stock-based compensation	119,069	165,000
Unrealized gain on marketable securities	(500,124)	(163,014)
Realized investment gain	(312,954)	(29,219)
Loss on equity method investment	304,439	291,282
Loss (gain) on sale of assets	(122,231)	30,205
Impairment charge of investment in related company	304,000	-
Non-cash operating lease expense, net	32,876	17,247
Changes in operating assets and liabilities, net of acquisitions -
Receivables	18,629	(20,653)
Inventory	48,474	(22,866)
Prepaid expenses and other current assets	17,411	(33,696)
Other assets	16,401	-
Accounts payable	(411,585)	33,721
Accrued expenses	(206,592)	(63,448)
Net cash provided by (used in) in operating activities	402,800	(197,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	-	(943,000)
Purchase of property and equipment	(187,766)	(220,033)
Proceeds from sale of assets	550,231	-
Loans to related company	(624,858)	(120,000)
Purchase of marketable securities	(3,625,712)	(626,685)
Proceeds from the sale of marketable securities	3,296,503	241,014
Purchase of water bottle inventory	(339,511)	-
Net cash provided by (used in) investing activities	(931,113)	(1,668,704)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on margin loan to finance purchase of marketable securities	-	(99,482)
Principal payment on long-term debt	(145,364)	(135,932)
Purchase of treasury stock	-	(113,884)
Net cash used in financing activities	(145,364)	(349,298)

CHANGE IN CASH AND CASH EQUIVALENTS	(673,677)	(2,215,104)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,951,415	5,300,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,277,738	$3,085,342

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$54,789	$68,541

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

The accompanying Condensed Consolidated Balance Sheet as of September 28, 2025, omits certain annual disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 29, 2024, and the related notes included in our Form 10-K for the fiscal year ended December 29, 2024.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform to current-period presentations. These changes have had no impact on the Company’s total assets, liabilities, stockholders’ equity or net income or loss.

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

•	Bagger Dave’s Burger Tavern, Inc., a 40.7% owned affiliate, operates five Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“Bagger Dave’s” or “BD”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida”(Schnitzel)”.

See Note 9 for information regarding our related party transactions, including our investment in and loans to NGI Corporation.

Business

Our restaurants cover a broad range of concepts. We own and operate Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Florida; Pie In The Sky Coffee and Bakery (“PIE”), a casual dining coffee shop bakery in Woods Hole, Massachusetts: and, Schnitzel Haus (“Schnitzel”), a German-themed restaurant in Hobe Sound, Florida, purchased in May, 2024. Our Burger Time restaurants offer a variety of burgers and other affordable foods, sides, and soft drinks. Keegan’s has operated in Indian Rocks Beach, Florida, for over thirty-five years, offering a variety of traditional fresh seafood items for lunch and dinner. Keegan’s menu includes beer and wine. PIE features an array of freshly prepared baked goods, sandwiches, and our locally roasted coffee. Schnitzel is a full-service restaurant and bar featuring a German-themed menu and specialty imported European beers. Our revenues are derived from food and beverages at our restaurants, retail goods such as apparel, private-labeled “Keegan’s Hot Sauce,” and other souvenir items. “Souvenir” items account for an insignificant portion of our income.

On June 2, 2022, BT Brands purchased 11,095,085 common shares of Bagger Dave’s, currently representing 40.7% of Bagger Dave’s Burger Tavern, Inc., for $1,390,000, or approximately $0.114 per share. Two representatives of BT Brands comprise two of the three members of the Board of Directors of Bagger. The Bagger concept offers a variety of burgers, including turkey burgers, hand-cut fries, craft beers, milkshakes, salads, black bean turkey chili, and pizza. The first Bagger Dave’s opened in January 2008 in Berkley, Michigan. There are currently five Bagger Dave’s operating restaurants, including three in Michigan and single units in Fort Wayne, Indiana, and Centerville, Ohio. In August 2025, Bagger Dave’s announced that it is negotiating with potential purchasers for the store locations and would evaluate alternative options for the public company.

As detailed in Note 9 regarding Related Party transactions for the quarter, the Company agreed with NGI Corporation (“NGI”) to purchase and process bottled water featuring characters licensed from The Walt Disney Company.  NGI has experienced recurring operating losses and lacks sufficient capital to sustain operations without external funding. No observable market transactions exist to support the carrying value of BT Brands’ minority investment. Therefore, we concluded on September 28, 2025, that our investment in NGI is impaired and have recorded an impairment allowance of $304,000 to fully write down our investment. The Company’s inventory includes amounts for its funding of the NGI licensed bottle program as of September 28, 2025, resulting in $339,511 of inventory for ownership of licensed bottled water, which the Company expects to sell in the fourth quarter of 2025 and the first quarter of 2026. Assuming the required payment of $1.50 per can sold, sales of the Disney can will result in $509,266 in proceeds to BT Brands.

Proposed Business Combination with Aero Velocity

On September 2, 2025, BT Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of BT Brands (“Merger Sub”) and Aero Velocity Inc., a Delaware corporation ( “Aero”). Pursuant to the terms of the Merger Agreement, Aero will merge with and into the Merger Sub, with Aero continuing as the surviving corporation (the “Merger”), resulting in a combined entity (the “Merged Company”). The Merger Agreement contemplates a spin-off of shares of a newly formed subsidiary, BT Group, Inc., to BT Brands shareholders. BT Group, Inc., will retain all of BT Brands’ restaurant assets and liabilities, including cash and investments. Management of BT Group, Inc. plans to pursue a listing for BT Group common stock.

Completion of the Merger is subject to conditions, including shareholder approval. Upon the closing of the Merger, Aero shareholders will receive Merged Company Series A-1 and Series A-2 Convertible Preferred stock, each with a stated value of $101,100,000, convertible into the Merged Company’s common stock at $1.48 per share. The Series A-1 shares will carry a 50-1, as converted, voting preference. The Series A-1 and A-2 together will represent 89% ownership of the Merged Company. BT Brands shareholders, along with its Advisor, Maxim Group, will retain an 11% ownership stake in the Merged Company. Concurrent with the closing of the Merger, Aero stockholders, or their designees, will invest $3 million, up to a maximum of $5 million, into newly authorized Series B Convertible Preferred of the Company.

Additional information regarding the proposed transaction can be found at the BT Brands filings on Form 8-K at SEC.GOV.

Fiscal Year Periods

BT Brand’s fiscal year is 52 or 53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2024 was 52 weeks ending December 29, 2024, and Fiscal 2025 is 52 weeks ending December 28, 2025. References in this report to periods are to the 13 and 39-week fiscal periods.

Cash and Cash Equivalents

Cash and cash equivalents may include money market mutual funds and United States Treasury Bills with original maturities at the time of purchase of three months or less. Our bank deposits often exceed the amount insured by the Federal Deposit Insurance Corporation. Additionally, we maintain cash deposits in brokerage accounts, including money market funds, exceeding the insured amount. We do not believe there is a significant risk related to cash.

Investments

Our equity investment in an unconsolidated subsidiary of $0 and $304,439 is our investment in Bagger Dave’s as of September 28, 2025, and December 29, 2024, respectively, and is determined under the “Equity Method” of accounting.

Investment in notes receivable from a related company is $744,858. This amount includes a $359,211 senior secured promissory note and other loans to NGI. The secured promissory note $359,211 was repaid in October, 2025. During the third quarter the company recorded an impairment charges of 304,000 to fully reserve for its investment in NGI. See Note 9 for additional information regarding NGI.

Bagger Dave’s common stock is traded on the OTC Pink Sheets market and files quarterly and annual financial reports with OTC Markets, Inc. under the Alternative Reporting Standard. As of September 28, 2025, and December 29, 2024, our equity investment in Bagger Dave’s Burger Tavern, Inc. was $0 and $304,439, respectively. This investment is accounted for under the equity method of accounting. Our carrying value was reduced to zero during fiscal 2025 as our cumulative share of Bagger Dave’s net losses exceeded our recorded investment. The listing with OTC Markets does not require financial information to be audited. For the 39 weeks ending September 28, 2025, Bagger Dave’s had sales of $4,619,724 and a net loss of $762,265. For the 39 weeks, our 40.7% equity share in the loss was approximately  $310,242. For the 13 weeks, $99,734 is reflected in the accompanying statements as a loss, reducing our investment at the beginning of the year of $304,439 in Bagger Dave’s to zero.

The Company classifies its investments in debt securities, such as convertible notes receivable, as available-for-sale when they are not classified as either held-to-maturity or trading securities. These securities are carried at fair value, with unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity. The fair value of available-for-sale debt securities is determined using quoted market prices when available. In the absence of quoted market prices, fair value is determined using observable inputs such as interest rates and yield curves. Realized gains and losses on the sale of available-for-sale debt securities are determined using the specific identification method and are recognized in earnings. Interest income on available-for-sale debt securities is recognized when earned and is included in interest income on the Consolidated Statements of Operations. The Company evaluates available-for-sale debt securities for impairment in accordance with ASC 326-30 to determine whether an allowance for credit losses is needed. The Company considers various factors in assessing potential credit losses, such as the severity and duration of the impairment, the issuer’s financial condition, and whether it has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery.

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

	September 28, 2025			December 29, 2024
	Fair value Carrying Amount	Level 1	Level 3	Fair value Carrying Amount	Level 1	Level 3
Common stocks	$3,361,242	$3,361,242	$-	$2,129,986	$2,129,986	$-
Convertible preferred	100,600	100,600
Real Estate Investment Trust	-	-	-	189,569	189,569	-
	3,461,842	3,461,842	-	2,319,555	2,319,555	-
Demand and convertible notes receivable from related party (Note 9)	744,858	-	744,858	120,000	-	120,000
Total	$4,206,700	$3,461,842	$744,858	$2,439,555	$2,319,555	$120,000

Receivables

Receivables consist of estimated rebates due from primary vendors.

Inventory

Inventory consists of food, beverages, and supplies. It is stated at the lower cost or market (first-in, first-out method) or net realizable value. Inventory includes $339,510 of Disney-licensed water in refillable cans related to the Company’s investment in NGI, we expect to liquidate this inventory over the next six months as noted in Note 9 to the Consolidated Condensed Financial Statements for additional information related to NGI.

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

Assets Held for Sale

The Company closed its Ham Lake, Minnesota, location in February 2025 and is reflected in the accompanying financial statements as held for sale as it meets the criteria under GAAP. Additionally the Company completed the sale of its Richmond assets on August 13, 2025 resulting in a third quarter gain the sale of assets of $288,731 which is included as a component of the gain on sale of assets in the condensed consolidated statements of operations.

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

As of September 28, 2025, we used a net combined federal and state rate of approximately 27.5% in estimating our current tax benefit. During the current period, the deferred tax assets were reduced by $175,000 primarily related to the estimated utilization of net operating loss carryforward to offset the current estimated taxable income. Because of losses in prior periods, the Company has determined that sufficient uncertainty continues regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $736,000 has been recorded as of September 28, 2025, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. As of December 28, 2024, The Company had approximately $3.1 million of federal operating tax loss carryforwards. The Company tax results will be more accurately determined based on its annual results. For the 39 weeks ending September 28, 2025, the Company reduced estimated that there was no significant impact on its NOL carryforwards.

The Company has no accrued interest or penalties relating to income tax obligations. There are currently no federal or state examinations in progress. The Company has not had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common shares during the period.

Potentially dilutive common shares consist of stock options, warrants, and other common stock equivalents using the treasury stock method. Common stock equivalents are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive.

The following table presents the computations of basic and diluted net income (loss) per common share for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$640,157	$(735,132)	$914,976	$(219,479)
Net income (loss) per common share – Basic	$0.10	$(0.12)	$0.15	$(0.04)
Net income (loss) per common share – Diluted	$0.10	$(0.12)	$0.15	$(0.04)
Weighted average shares outstanding – Basic	6,154,724	6,221,154	6,154,724	6,181,952
Weighted average shares outstanding – Diluted	6,159,750	6,221,154	6,154,791	6,181,952

Diluted net income per common share for the 13 and 39-week periods ended September 28, 2025 reflects the impact of approximately 5,026 and 67 potentially dilutive common stock equivalents, respectively, related to stock options, as determined using the “Treasury Stock” method. There were no dilutive shares outstanding for the comparable periods in 2024, as all common stock equivalents were anti-dilutive due to the net loss in those periods.

NOTE 2 – INTANGIBLE ASSETS

At September 28, 2025, and December 29, 2024, the value of acquired Intangible Assets being amortized are the following:

September 28, 2025-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$157,000	$(101,444)	$55,556
Tradenames	15	344,000	(80,219)	263,781
Total		$501,000	$(181,663)	$319,337

December 29, 2024-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$198,000	$(103,135)	$94,865
Tradenames	15	393,000	(70,988)	322,012
Impairment charge		-	-	(49,078)
Total		$591,000	$(174,123)	$367,799

On January 2, 2025, Company management concluded to close the Company’s Village Bier Garten location. In connection with the closure, the Company recognized the impairment of Village Bier Garten intangible assets in 2024.

The total amortization of intangible assets, including the covenants not to compete, will approximate $62,600 in 2025, $56,300 in 2026, $36,800 in 2027, and $23,000 per year through 2036 and approximately $5,600 in 2037.

The total amortization expense was $12,371 and $48,462, respectively, for the 13-week and 39-week periods in 2025. The amortization expense was $19,625 and $83,567, respectively, for the 13-week and 39-week periods in 2024.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 28, 2025	December 29, 2024
Land	$366,285	$435,239
Equipment	3,901,284	4,149,525
Buildings and leasehold improvements	2,397,506	2,915,784
Total property and equipment	6,665,075	7,500,548
Accumulated depreciation	(3,601,995)	(3,575,663)
Net	3,063,080	3,924,885
Less – property held for sale	(424,123)	(258,751)
Less – impairment charge	-	(322,794)
Net property and equipment	$2,638,957	$3,343,340

Depreciation expense for the 39-week periods in 2025 and 2024 was $403,668 and $389,483, respectively. For the 13-week periods in 2025 and 2024, the depreciation expense was $138,639 and $121,902, respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 28, 2025	December 29, 2024
Accrued real estate taxes	$35,586	$46,401
Accrued payroll	142,149	177,275
Accrued payroll taxes	2,305	6,851
Accrued sales taxes payable	58,921	57,706
Accrued vacation pay	2,423	17,663
Accrued gift card liability	26,469	38,425
Other accrued expenses	16,911	27,035
	$284,764	$371,356

NOTE 5 - LONG-TERM DEBT

Our long-term debt is as follows:

	September 28, 2025	December 29, 2024
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering seven owned properties, BT Brands and an officer of the Company, both of whom guarantee payment of the notes.	$2,161,779	$2,307,143
Less - unamortized debt issuance costs	(28,099)	(30,799)
Current maturities	(203,651)	(185,009)
	$1,930,029	$2,091,335

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows at December 29, 2024:

Fiscal year ending--

Remainder 2025	$39,644
1/3/27	191,531
12/31/27	198,207
12/30/28	205,270
12/29/29	212,507
Thereafter	1,314,620
$2,161,779

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant an aggregate of 1,000,000 stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of September 28, 2025, 619,000 shares were available for grant under the 2019 Incentive Plan.

During July 2025, the Board approved a grant of 62,500 stock options with an exercise price of $1.50 per share. This grant included 22,500 fully vested one-year options and 40,000 options, with 20% vesting on the date of grant and an additional 20% vesting on each of the following four anniversary dates.

In 2024, we issued a total of 15,000 ten-year options to the then-existing outside member of our Board of Directors to purchase shares at $1.61 per share; we also granted 5,000 fully vested options to purchase shares at $1.70 per share to a new member of the Board in 2024. In 2022, we granted 216,000 options, including 175,000 options to Company officers and 41,000 options to employees and a consultant to purchase shares at $2.58 per share.

In 2023, we granted a consultant a warrant to purchase 100,000 shares at $2.50 per share for seven years. The warrant vests monthly for over five years, provided the consultant continues in this capacity. Assuming the consulting agreement continues to its full term, we project that approximately $112,000 in stock-based compensation will be recognized, with $32,000 per year for each of the next three years, and $16,000 in 2028.

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants for the 39-week periods in 2025 and 2024 were $83,304 and $110,000, respectively. Based on current estimates, we project that approximately $142,000 in stock-based compensation expense for stock options will be recognized over the next three years: $21,000 in the remainder of 2025, $49,000 in 2026, and $72,000 thereafter.

Subject to the discretion of the Compensation Committee of the board of directors at the time of grant, generally,  stock options granted to employees and directors vest 20% upon grant and 20% in annual installments for four years. Unless modified by the Board of Directors, options expire ten years from the date of the grant and terminate 90 days after the termination of employment. The options granted July 30, 2025, include 40,000 options that immediately vested and expire one year from the date of grant.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility of 66.99% in the current quarter
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award, 4.32% in the current quarter

Information regarding our stock options, including consultant warrants, is summarized below:

39-week period ended September 28, 2025-	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 29, 2024	339,250	$2.53	7.3	$0
Granted	62,500	1.50	6.8	0
Exercised	0	0		0
Cancelled, forfeited, or expired	(20,000)	2.50		0
Options outstanding at September 28, 2025	381,750	$2.39	6.1	$29,150
Options exercisable at September 28, 2025	251,889	$2.47	5.8	$15,270

39-week period ended September 29, 2024-	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	319,550	$2.62	7.6	$0
Granted	15,000	1.61	9.5	0
Exercised	0	0		0
Canceled, forfeited, or expired	0	0		0
Options outstanding at September 29, 2024	334,550	$2.57	7.0	$0
Options exercisable at September 29, 2024	160,554	$2.72	5.9	$0

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned.  The estimated expense associated with this award was determined to be $265,000 and has been fully expensed through September 2025.

NOTE 7 – LEASES

The present value of leases is calculated when the lease is entered into or assumed by us using an incremental borrowing rate at the time. Variable lease expenses are primarily property taxes and insurance. The remaining lease covering the former Village Bier Garten location was assigned through a sublease arrangement to an unrelated party in January 2025. The subleases made all required payments through July, 2025 and defaulted on the August payment. The Company is currently negotiating a resolution to the event of default asserted by the landlord and has recorded an estimate of the contractual liability under the lease.

Keegan’s lease is for approximately 2,800 square feet of restaurant space. At inception, Keegan’s 131-month lease provided for an initial rent of $5,000 per month with an annual escalation equal to the greater of 3% or the increase in the Consumer Price Index. The lease is being accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $624,000. The present value of future lease payments discounted at 3.75% of the remaining lease obligation of approximately $470,000 is reflected as a liability in the accompanying financial statements at September 28, 2025.

The PIE lease is for approximately 3,500 square feet of restaurant and bakery production space. The terms of the 60-month lease provided for an initial rent of $10,000 per month with an annual escalation of 3% after 24 months. The PIE lease includes three five-year renewal option periods. The PIE lease is accounted for as an operating lease. At the inception of the lease, we recorded an operating lease obligation and a right-of-use asset of $1,055,000. The present value, discounted at 4.5% of the remaining lease obligation of approximately $790,000, is reflected as a liability in the accompanying financial statements at September 28, 2025.

In February 2025 the company entered into a lease assignment with a third party for its former Village Bier Garden location. The lease assignment covered the duration of the lease through July of 2027. In November 2025 we were informed the Assignee had defaulted on lease payments beginning in August. The remaining lease payment totaling approximately $215,000, the future lease payments are reflected as a liability and the remaining right to the asset is reflected in the financial statements as of September 28, 2025.

In May 2024, with the acquisition of Schnitzel Haus assets, we assumed the remaining 44 months on the restaurant’s lease obligation for approximately $5,400 per month. The Schnitzel Haus lease is accounted for as an operating lease. At its inception, we recorded an operating lease obligation and a right-of-use asset of $182,878. The present value, discounted at 6.5% of the remaining lease obligation of $135,000, is reflected as a liability in the accompanying financial statements at September 28, 2025.

The following is a schedule of the approximate minimum future lease payments on the operating leases as of September 28, 2025:

Total
Remainder 2025	$88,820
2026	372,396
2027	306,084
2028	222,507
2029	225,193
2030 and thereafter	558,164
Total future minimum lease payments	1,773,164
Less - interest	(161,539)
$1,611,625

The total operating lease expenses for the third 13-week period in 2025 and 2024 were approximately $144,000 and $130,000, respectively. During the 2024 and 2025 respective 39-week periods, operating lease expenses totaled approximately $291,000 and $336,000. Cash paid for leases during the 13 weeks ended September 28, 2025, totaled approximately $111,000, and in the 13 weeks ended September 29, 2024, it totaled approximately $113,000. Cash paid for leases was approximately $258,000 and $319,000 for the 2025 and 2024 39-week periods, respectively.  Variable expenses for lease properties were approximately $15,600 in the 13 weeks of 2025 and $9,000 in the 13 weeks of 2024. Variable lease expenses were approximately $41,600 and $39,000 in the 39-week periods in 2025 and 2024, respectively.

The Company pays monthly rent of approximately $1,400 under a month-to-month arrangement for corporate and administrative office spaces in  Minnetonka, Minnesota.

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units, each consisting of one share of common stock and one five-year stock purchase warrant exercisable to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The net proceeds from the offering were $10,696,575.

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

Upon announcement of the proposed Merger, we suspended the 2024 Share Repurchase Program. Prior to its suspension, no shares were purchased under the 2024 Share Repurchase Program.

Potential Sale and Issuance of Stock

On December 13, 2024, BT Brands entered into an Equity Distribution Agreement (the “Distribution Agreement “) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, subject to the maximum aggregate sales proceeds of up to $3,005,000 pursuant to the applicable prospectus supplement, from time to time, through an “at the market” offering program under which Maxim will act as sales agent. The Distribution Agreement provides that Maxim will be entitled to a fixed commission of 3% of the gross proceeds from the sale of common stock under the share distribution.

NOTE 9 - RELATED PARTY TRANSACTION

NGI Corporation

As of September 28, 2025, the total loans to NGI are $744,858. This amount includes:

•

$385,637 in demand loans to NGI, which bear interest at 15% per year, payable-in-kind. The aggregate amount of principal and interest accrued on these loans are convertible into shares of NGI Series B preferred stock and warrants at any time at BT Brands’ option. The Series B shares, including accrued in-kind dividends, are convertible to NGI common shares on a share-for-share basis. Approximately $45,000 in accrued interest on these loans has not been recognized. BT Brands periodically evaluates the status of its conversion option.

•

$359,221 in a senior secured promissory note acquired from the original lender to NGI, bearing interest at 12% per year and granting BT Brands a senior secured interest in all of the assets of NGI. The principal amount of this note was paid in full in October 2025

BT Brands has purchased Disney-character aluminum bottles through direct payment to vendors and suppliers, aggregating approximately 339,511 bottles as of September 28, 2025. NGI has the option to repurchase the bottles from BT at $1.50 per bottle. Under the terms of the agreement, BT may sell bottles to a third party; in this case, BT must remit to NGI the net sales price over $1.50 per bottle. As of September 28, 2025, $339,511 has been spent to purchase,  process, and warehouse bottles under this program. We expect the bottles owned by BT to be sold during the next six months. We have the option to buy additional bottles from NGI on similar terms. The sale of 339,511 cans owned by BT Brands is expected to generate an estimated $509,266. Together with other asset sales at NGI, the Company believes that loan amounts due from NGI will be repaid.

Prior to 2023, BT Brands made a series of equity investments in NGI, aggregating a carrying value of $304,000. We concluded on September 28, 2025, that the given NGI’s current status includes recurring operating losses and the lack of sufficient capital to sustain operations without external funding. There are no observable market transactions to support the carrying value of BT Brands’ minority investment. Therefore, we concluded on September 28, 2025, that our investment in NGI is impaired and have recorded an impairment allowance of $304,000 to fully write down our investment.

As of September 28, 2025, our total equity investment and loans to NGI is as follows:

	Total Equity and Loans	Bottled Inventory
Balance, December 31, 2023	$304,000	$-
2024 Activity	120,000	-
Balance, December 29, 2024	424,000	-
39 weeks ended September 28, 2025	624,858	339,511
Allowance for impairment	(304,000)	-
Balance, September 28, 2025	$744,858	$339,511

As of September 28, 2025, assuming exercise of all warrants and options, BT Brands owns less than 5% of NGI’s fully diluted shares.

Our COO, Kenneth Brimmer, is a member of NGI’s board and its CFO. Effective April 1, 2025, Gary Copperud resigned from the NGI board of directors.

NOTE 10 – CONTINGENCIES

In the course of its business, the Company may be a party to claims and legal or regulatory actions arising from the conduct of its business. We are currently evaluating a potential claim under the Village Bier Garten lease assumption agreement; however, no liability has been asserted. We are unaware of any significant asserted or potential claims that could materially impact on our financial position.

NOTE 11 – REVISION OF FIRST AND SECOND QUARTER UNAUDITED RESULTS

During the third quarter of 2025, the Company identified errors in the March 30, 2025 and June 29, 2025 condensed consolidated balance sheets related to the accounting for the Village Bier Garten lease. As described in Note 7 – Leases, the Company entered into a sub-lease arrangement to win a third party in February of 2025 over the remaining term of the lease. The Company incorrectly reduced the right-of-use (“ROU”) asset and the associated operating lease liability related to the VBG lease.

Under ASC 842, the existence of a sublease does not relieve a lessee of its primary obligation under the lease unless the lessor provides a legal release. Because the Company had not been released from its obligations under the lease, the ROU asset and lease liability were both understated in condensed consolidated financial statements. The error resulted in the premature derecognition of both the remaining ROU asset and lease liability.

The Company assessed the applicable guidance issued by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB) and has determined the impact of the error is immaterial to the interim periods in fiscal year 2025. However, the Company is providing the corrections to its previously unaudited condensed consolidated financial information for the periods ended March 30, 2025, and June 29, 2025, in the paragraphs below.

Accordingly, the Company corrected the error in the current period by reinstating the remaining ROU asset and corresponding lease liability as of September 28, 2025. As further discussed in Note 7, the Company was informed in November 2025 that the lease's Assignee defaulted on payments beginning in August 2025; therefore, the consolidated condensed balance sheet reflects the full remaining lease liability, totaling approximately $215,000 as of September 28, 2025. The correction of this item had no impact on the interim periods of 2025 condensed consolidated statements of operations, statements of stockholders’ equity, or statements of cash flows.

March 30, 2025 consolidated condensed balance sheet has been corrected to reflect an operating lease liability and a right to use asset of approximately $250,000. This correction increased the previously reported operating lease right of use assets from $1,428,155 to $1,678,155. This correction increased current operating lease obligations from $182,436 to $280,480 and noncurrent operating lease obligations from $1,295,024 to $1,446,960.

June 29, 2025 consolidated condensed balance sheet has been corrected to reflect an operating lease liability and right to use asset of approximately $225,000. This correction increased the previously reported operating lease right of use assets from $1,383,235 to $1,608,235. This correction increased current operating lease obligations from $186,607 to $286,544 and noncurrent operating lease obligations from $1,250,342 to $1,447,960.

The correction did not have a material impact on total assets, total liabilities, shareholders’ equity, or net income for any previously reported period.

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

Introduction

As of September 28, 2025, including our partially owned Bagger Dave’s business, we own and operate the following sixteen restaurants:

•	Six Burger Time fast-food restaurants (“BTND”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus in Stuart, Florida (“Schnitzel”);
•	Unconsolidated affiliate, Bagger Dave’s Burger Tavern, Inc., 40.7% owned, operates six Bagger Dave’s restaurants in Michigan, Ohio, and Indiana (“BD”).

Burger Time opened its first restaurant in Fargo, North Dakota, in 1987. Burger Time restaurants offer grilled hamburgers and other affordable menu items, including chicken sandwiches, pulled pork sandwiches, sides, and soft drinks. Burger Time’s operating principles include (i) offering bigger burgers and more value for the money; (ii) offering a limited menu to permit attention to quality and speed of preparation; (iii) providing fast service by way of single and double drive-thru designs and a point-of-sale system that expedites the ordering and preparation process, and (iv) great tasting and quality food made fresh to order at a fair price. Our primary strategy is to serve the drive-thru and take-out segment of the quick-service restaurant industry.

Management estimates that over the 39 weeks of 2025, the average customer transaction at our Burger Time restaurants  was approximately $17.90. We have implemented new initiatives for Burger Time in third-party delivery, which generally result in a higher check average. We anticipate that these initiatives will contribute to future sales growth. Many factors influence our sales trends. Our business environment is challenging, as competition is intense.

We operate through a central management organization that provides continuity across our restaurant base by utilizing the efficiencies of a central management team.

On September 2, 2025, BT Brands entered into a definitive Agreement and Plan of Merger with Aero Velocity Inc. (“Aero”), which provides for a business combination between BT Brands and Aero. For further information regarding the Agreement and Plan of Merger, the business combination with Aero, and other relevant matters, we refer investors to our Current Reports on Form 8-K, filed with the Securities and Exchange Commission, which can be found at sec.gov.

Notable Recent Events

At the beginning of 2025, we closed our Village Bier Garden restaurant in Cocoa, Florida, and in February 2025, we ceased operations at our Ham Lake, Minnesota location, which is currently being held for sale. During the third quarter of 2025, we closed a Burger Time location in Minot, North Dakota and, subject to the completion of due diligence, we expect to finalized a long-term land lease for the location.  For the 39 weeks in 2024, the two closed locations contributed approximately $1,380,290 in revenue and recorded an operating loss of approximately $340,448.  In January 2025, we entered into an assignment of the Village Bier Garten lease to an unrelated party. We recently received notice that the tenant defaulted on payments to the landlord in July 2025. While no liability has been asserted against the Company, we are investigating and assessing the matter. The Company is currently evaluating alternatives for the Ham Lake location, including the sale of the property, which we believe would result in a gain on the sale of assets.

Material Trends and Uncertainties

Industry trends directly impact our business. Current trends include difficulties attracting food service workers and rapid inflation in input costs. Recent trends also include the rapidly changing area of technology and food delivery. Major companies in the restaurant industry have adopted and developed smartphone and mobile delivery applications, aggressively expanded drive-through operations, and established loyalty programs and database marketing, all supported by robust technology platforms. We expect these trends to persist as restaurants continue to compete aggressively for customers. Competitors will continue to discount prices through aggressive promotions.

Recent performance

The following are key highlights from the Company’s performance for the 13-week and 39-week periods ending September 28, 2025:

•	Net sales for the 13 weeks were approximately $3.9 million, a 11.4% decrease from 2024, mainly due to two store closures.
•	Net income for the 13 weeks improved to $914,975 from a loss of $219,479 in 2024.
•	Restaurant-level EBITDA for the quarter improved to 21.3% of revenues from 10.9% in 2024.
•	Labor costs for the 39 weeks fell to 35.7% of sales from 39.8% in 2024, reflecting improved staffing efficiency and store closures.
•	Total costs and expenses decreased significantly due to disciplined cost control, offsetting a decline in sales.
•	For the 39 weeks, income from operations, excluding the asset sales, improved to $125,494 from a loss of $863,695 in 2024, driven by operational efficiencies and the closing of two underperforming locations.
•	The sale of the Richmond property resulted in a $288,731 gain during the third quarter, which is included in the gain on sale of assets.
•	Strong focus on cost control, improved pricing strategies, and the impact of strategic closures contributed to improved margins.
•	The Company plans to continue leveraging seasonal strength, cost reductions, and targeted sales initiatives.

Results of Operations for the Thirteen Weeks Ended September 28, 2025, and the Thirteen Weeks Ended September 29, 2024

Summary

The Company’s focus on operational efficiencies, disciplined expense management, and strategic closures of underperforming locations has resulted in improved margins and improved results despite lower sales volumes. Continued cost management and leveraging seasonal strengths are expected to be a central focus of management in future quarters. For the thirteen weeks ending September 28, 2025, net sales were $3.36 million, a decrease of $495,142 or 11.4% compared to $4.35 million for the same period in 2024. The decline, in part, reflects the closure of the Village Bier Garten and the Ham Lake Burger Time location in the first quarter of 2025. Total costs and expenses, excluding the impact of asset sales, decreased to $3.36 million from $4.39 million in the prior year. Income from operations improved significantly to $735,042, compared to a loss of $75,011 in 2024. After including investment gains, interest, and equity losses, including a write-down of the Company’s NGI investment of $304,000, the Company recorded net income of $914,975, a significant improvement compared to a net loss of $219,479 in the same period of 2024.

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, September 28, 2025		13 weeks ended, September 29, 2024
	Amount	%	Amount	%
SALES	$3,853,682	100.0%	$4,348,824	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,176,619	30.5	1,563,073	35.9
Labor costs	1,290,108	33.5	1,698,150	39.0
Occupancy costs	332,984	8.6	377,398	8.7
Other operating expenses	231,761	6.0	238,031	5.5
Depreciation and amortization	151,010	3.9	141,527	3.3
General and administrative	178,389	4.6	375,451	8.6
Loss (gain) on sale of assets	(242,231)	(6.3)	30,205	0.7
Total costs and expenses	3,118,640	80.9	4,423,835	101.7
Income (loss) from operations	735,042	19.1	(75,011)	(1.7)
UNREALIZED GAIN ON MARKETABLE SECURITIES	462,020	12.0	(69,933)	(1.6)
REALIZED INVESTMENT GAIN (LOSS)	138,890	3.6	(343)	-
INTEREST AND DIVIDEND INCOME	31,866	0.8	50,142	1.2
INTEREST EXPENSE	(16,385)	(0.4)	(22,552)	(0.5)
OTHER INCOME (EXPENSE)	(32,724)	(0.8)	-	-
IMPAIRMENT OF INVESTMENT IN NGI	(304,000)	(7.9)	-	-
EQUITY IN NET LOSS OF AFFILIATE	(99,734)	(2.6)	(115,782)	(2.7)
INCOME TAX BENEFIT	-	-	14,000	0.3
NET INCOME (LOSS)	$914,975	23.7%	$(219,479)	(5.0)%

Overview of Results

For the thirteen weeks ending September 28, 2025, net sales were $3.85 million, a decrease of $495,142 or 11.4%, compared to $4.35 million for the same period in 2024. The decline, in part, reflects the closure of the Village Bier Garten and the Ham Lake Burger Time location in the first quarter of 2025. Total costs and expenses decreased to $3.12 million from $4.42 million in the prior year. The operating results improved significantly from a loss of $75,011 in the previous year to an operating profit of $735,042. After deducting non-operating items, including investment gains, interest, and equity losses, the Company recorded a net income of $914,975, a significant improvement compared to a net loss of $219,479 in the same period of 2024.

Net Revenues

Net sales for the thirteen weeks ended September 28, 2025, were $3,853,682, reflecting a decline from $4,348,824 in the same period of 2024. The decrease was primarily due to the closure of two locations, which recorded approximately $444,672 in revenue in 2024.

Sales at Burger Time restaurants ranged from approximately $184,000 to $332,000 per location, with an average unit sales volume of around $241,000. Seasonal factors also influenced results: Cape Cod-based PIE remains a significant contributor in the third quarter. In the third quarter, PIE sales totaled $1,591,000, a 8.4% increase year-over-year.

Costs and Expenses-

Food and Paper Costs

Food and paper costs decreased to 30.5% of sales (or $1,176,619) compared to 35.9% ($1,563,073) for the prior year. The improvement in margins reflects menu price increases, the change to hand-cut fries, which have a lower food cost, and other menu adjustments, as well as cost-cutting measures implemented at all locations. The general abatement of inflationary pressures contributed to improved food and paper costs.

Labor Costs

Labor and benefits costs were 33.5% of sales ($1,290,108) in 2025, down from 39.0% ($1,698,150) in 2024. The improvement was driven by enhanced labor cost controls and the closure of Village Bier Garten, which historically had higher labor costs.

Occupancy Costs

Occupancy costs declined to 8.6% of sales ($332,964) from 8.7% ($377,398) in 2024. The reduction was due to the closure of underperforming units, including Village Bier Garten, which had higher-than-average operating costs.

Other Operating Expenses

Other operating expenses increased to 6.0% of sales ($231,761), compared to 5.5% ($238,031) in the prior year, reflecting higher utilities and fees associated with increased use of third-party delivery.

Depreciation and Amortization

Depreciation and amortization expense increased to 3.9% of sales ($151,010) from 3.3% ($141,527) in 2024, reflecting lower total sales and the addition of new equipment net of the full depreciation of certain existing assets.

General and Administrative Costs

General and administrative costs decreased to $178,389 from $375,451, decreasing as a percentage of sales to 4.6% from 8.6% in the prior year. The decrease is attributed to the timing of certain expenses and company-wide cost control initiatives.

Operating Income (Loss)

Income from operations improved to income of $735,042, compared to a $75,011 loss in the same period of 2024. This improvement reflects cost-saving initiatives, better margins despite lower sales, and a net gain of $242,231 from the sale of assets, net of costs associated with closed units held for sale.

Other Income and Expenses

•	Unrealized gain on marketable securities was $462,020 compared to an unrealized loss of $69,933 in 2024.
•	Realized investment gains were $138,890 versus a realized loss of $343 in 2024.
•	Interest expense was $16,385, slightly lower than $22,552 in 2024 as a result of principal reduction.
•	Interest and dividend income was $31,866 compared to $50,142 in 2024.
•	Equity in the Bagger Dave’s affiliate loss was $99,734 versus $115.782 in the prior year.
•	An impairment charge of $304,000 was recorded to write down the Company’s investment in NGI
•	No income tax expense was recorded for the quarter, compared to a $14,000 tax benefit in the same period last year.

Net Income (Loss)

Net income for the thirteen weeks ending September 28, 2025, was $914,976 (23.7% of sales) compared to a net loss of $219,479 (5.0% of sales) in 2024. The improved results were the result of expense reductions, disciplined cost management, and improvements in operating performance, as well as the sale of property, non-operating investment gains, and dividends.

Results of Operations – Thirty-nine Weeks Ended September 28, 2025 Compared to Thirty-nine Weeks Ended September 29, 2024

Overview of Results

For the thirty-nine weeks ending September 28, 2025, net sales were $10.86 million, a decrease of $785,165 or 6.7% compared to $11.65 million for the same period in 2024. Total costs and expenses decreased to $10.50 million from $12.54 million in the prior year. Income from operations improved significantly to $367,725, compared to a loss of $894,383 in 2024. The following table presents our Condensed Statements of Operations and the percentages of total sales for the thirty-nine-week fiscal periods. The percentages below may not reconcile because of rounding.

	39 weeks ended. September 28, 2025		39 weeks ended, September 29, 2024
	Amount	%	Amount	%
SALES	$10,864,445	100.0%	$11,649,610	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,626,168	33.4	4,407,101	37.8
Labor costs	3,882,608	35.7	4,636,598	39.8
Occupancy costs	944,699	8.7	1,058,029	9.1
Other operating expenses	672,866	6.2	653,769	5.6
Depreciation and amortization	452,130	4.2	473,420	4.1
General and administrative	1,160,480	10.7	1,284,871	11.1
(Gain) loss on sale of assets	(242,231)	(2.2)	30,205	0.3
Total costs and expenses	10,496,720	96.6	12,543,993	107.7
Income (loss) from operations	367,725	3.4	(894,383)	(7.7)
UNREALIZED GAIN ON MARKETABLE SECURITIES	500,124	4.6	163,014	1.4
REALIZED INVESTMENT GAIN	312,954	2.9	29,219	0.3
INTEREST AND DIVIDEND INCOME	112,833	1.0	186,892	1.6
INTEREST EXPENSE	(57,489)	(0.5)	(72,591)	(0.6)
IMPAIRMENT OF INVESTMENT IN NGI	(304,000)	(2.8)	-	-
OTHER INCOME	12,449	0.1	-	-
EQUITY IN NET LOSS OF AFFILIATE	(304,439)	(2.8)	(291,282)	(2.4)
INCOME TAX BENEFIT	-	-	144,000	1.2
NET INCOME (LOSS)	$640,157	5.9%	$(735,131)	(6.3)%

Net Revenues

Net sales for the thirty-nine weeks ending September 28, 2025, were $10.86 million, a decline from $11.65 million in the same period of 2024. The decrease was principally the result of a decline in sales of approximately $1,308,500, resulting from the closure of two locations, offset by the inclusion of Schnitzel Haus for the entire 39-week period in 2025. Burger Time unit sales for the 39 weeks ranged from approximately $553,000 to $972,000. For units open at the end of the period, the average sales per Burger Time location over the 39 weeks in both years were approximately $712,000, down from $716,000 in 2024.

Costs and Expenses-

Food and Paper Costs

Food and paper costs decreased to 33.4% of sales ($3,626,168) from 37.8% ($4,407,101) in the prior year. This decrease reflects the benefits of menu pricing strategies, improved purchasing practices, and cost-control efforts.

Labor Costs

Labor and benefits costs were 35.7% of sales ($3,882,608) in 2025, down from 39.8% ($4,636,598) in 2024. The improvement was due to better labor cost management, operational efficiencies, and the closure of higher-cost locations.

Occupancy Costs

Occupancy costs declined to 8.7% of sales ($944,699) from 9.1% ($1,058,029) in 2024. This reduction reflects the benefits associated with closing the Village Bier Garten, which had a high occupancy cost.

Other Operating Expenses

Other operating expenses increased to 6.2% of sales ($672,866), compared to 5.6% ($653,769) in the prior year. The increase resulted from fees associated with greater utilization of third-party delivery services and higher utility costs at most restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased slightly to 4.2% of sales ($452,130) from 4.1% ($473,420) in 2024. The increase primarily reflects lower sales volume measured against fixed depreciation expenses.

General and Administrative Costs

General and administrative costs decreased as a percentage of sales to 10.7% (1,160,480) of sales, down from 11.1% ($1,284,871) in 2024. The decrease reflects the cost reductions net of additional consulting costs charged to corporate expenses.

Operating Income (Loss)

Operating income improved to $367,725, from a loss of $894,383 in 2024. The improvement reflects a $242,231 net gain from asset sales, as well as continued cost-cutting and operational efficiencies despite lower sales.

Other Income and Expenses

-	Unrealized gains on marketable securities were $500,124 compared $163,014 in 2024.
-	Realized investment gains were $312,954 versus $29,219 in 2024.
-	Interest expense was $57,489, lower than $72,591 in 2024.
-	Interest, dividends, and other income were $112,833, compared to $186,892 in 2024.
-	Equity in affiliate loss was $304,439 versus $291,282 in the prior year.
-	No income tax expense was recorded for the period, compared to a benefit of $144,000 in the same period last year.

Net Income (Loss)

Net income for the thirty-nine weeks ended September 28, 2025, was $640,157 (5.9% of sales) compared to a net loss of $735,131 (6.3% of sales) in 2024. Non-operating income, combined with significant expense reductions, disciplined cost management, and operational efficiencies, drove profitability in the period.

Restaurant-Level EBITDA

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation, and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does the restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Depreciation and amortization are excluded. Restaurant-level EBITDA for the thirteen weeks ending September 28, 2025, was $822,760 (21.3% of revenues), compared to $472,172 (10.9% of revenues) in 2024. This non-GAAP metric reflects a significant improvement in controllable restaurant-level profitability, driven by better labor and cost controls, selective menu price increases, and efficiency improvements across operating units.

	39 Weeks Ended,		13 Weeks Ended,
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenues	$10,864,445	$11,649,610	$3,853,682	$4,348,824
Reconciliation:
Income (loss) from operations	367,725	(894,383)	735,042	(75,011)
Depreciation and amortization	452,130	473,420	151,010	141,527
(Gain) loss on sale of assets	(242,231)	30,205	(242,231)	30,205
General and administrative, corporate-level expenses	1,160,480	1,284,871	178,839	375,451
Restaurant-level EBITDA	$1,738,104	$894,113	$822,660	$472,172
Restaurant-level EBITDA margin	16.0%	7.7%	21.3%	10.9%

Restaurant-level EBITDA for both the 13-week and the 39-week periods ended September 28, 2025, showed significant improvement over the prior year. This non-GAAP metric reflects stronger operational performance and improved cost controls, demonstrating continued progress in the Company’s core restaurant operations. Restaurant-level EBITDA for the 39 weeks ended September 28, 2025, was $1,738,104.

Summary

During the thirty-nine weeks of fiscal 2025, the Company has made significant strides in reducing expenses through closing unprofitable locations, effective cost management and operational efficiencies. Although sales declined due to the closure of underperforming locations, profitability metrics have improved markedly. Continued cost discipline and sales initiatives will remain a focus for the remainder of the year. Our focus on operational efficiencies, disciplined expense management, and strategic closures of underperforming locations has resulted in significantly improved Store EBITDA margins. Continued cost management and leveraging seasonal strengths will be a central focus of management in future quarters.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. The accounting areas that require the most significant judgment include the valuation of equity-method investments, the collectability of related-party notes receivable, and the assessment of inventory realizability.

Our investment in Bagger Dave’s Burger Tavern, Inc. is accounted for under the equity method. We evaluate this investment for impairment when indicators of a loss in value are present. During the third quarter of 2025, our investment balance was reduced to zero as our cumulative share of losses exceeded our recorded investment. We have suspended recognition of additional losses unless further financial support is provided.

We also assess the recoverability of loans and notes receivable from NGI Corporation based on the borrower’s financial condition, collateral value, and repayment capacity. The valuation of our Disney-licensed inventory similarly requires estimates regarding future sales and market demand.

Management believes these estimates are reasonable and consistent with current conditions; however, changes in underlying assumptions or market factors could materially affect our results of operations and financial position.

Liquidity and Capital Resources

As of September 28, 2025, we had approximately  $4.7 million in cash, cash equivalents, and marketable securities, along with net working capital of approximately $5.7 million, representing an increase of approximately $2.0 million from December 29, 2024.

Liquidity is needed to support working capital, capital expenditures, general corporate activities, and potential investments or acquisitions.  Our operations do not require significant working capital, and, like many restaurant companies, we generally operate with negative working capital requirements. For the 39 weeks ended September 28, 2025, restaurant EBITDA improved significantly from the 2024 level, driven by the closure of underperforming locations. Loans to NGI Corporation and the purchase of inventory, as described in Note 9 to the financial statements accompanying this report, have reduced cash and investments on hand. In 2025, our equity investment in Bagger Dave’s was reduced to zero as our cumulative share of losses exceeded our recorded investment. While this adjustment did not directly impact cash flows, it reflects the continuing operating challenges of Bagger Dave’s. Any future recognition of income would depend on Bagger Dave’s success in completing the announced sale of assets.  Management believes that current cash and investment balances will be adequate to meet operating and investing requirements for the foreseeable future.

Our exposure to NGI Corporation represents a significant use of liquidity. As of September 28, 2025, we held $744,858 in notes receivable from NGI, including a $359,221 senior secured promissory note, which was repaid in October 2025. We continue to monitor NGI’s financial position and evaluate the recoverability of these amounts based on collateral and expected cash flows. Repayments from NGI, or proceeds from sales of NGI-related products, could provide additional liquidity in future periods.

We have also invested in Disney-licensed water-bottle inventory totaling $339,511, which is expected to be sold during the second half of 2025. These sales are anticipated to generate cash flow and improve working capital; however, timing and margin realization depend on retail demand and market conditions.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current expectations and assumptions and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “may,” “should,” and similar expressions are intended to identify forward-looking statements.

These statements include, but are not limited to, expectations regarding the performance of our investments, the collectability of related-party notes, anticipated sales of inventory, and our ability to meet future liquidity needs. Actual outcomes may differ materially due to factors such as changes in economic conditions, operating performance of equity affiliates, collectability of loans, inventory demand, supply-chain disruptions, access to financing, and other risks described in our filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 39 weeks ending September 28, 2025, was $402,800. The source of cash is the result of improved operating income and seasonal patterns in our business, which significantly affect the Company’s cash flow.

Cash Flows Used in Investing Activities

We have continued to make improvements in our existing businesses and to seek acquisitions. During the 39 weeks ending September 28, 2025, we advanced $624,858 to NGI Corporation and directly purchased $339,511 of inventory related to the NGI Corporation’s Disney water bottle program.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of September 28, 2025, we had $3.7 million in contractual obligations, including $2.1 million relating to amounts due under mortgages on the real property where our stores are situated, including $1.6 million in operating lease obligations for our location, including the closed VBG location. Our monthly required payments on lease and mortgage obligations are approximately $45,000.

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

As of September 28, 2025, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended December 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

During the second quarter, the Company engaged a third-party accounting services organization to manage the accounts payable and payroll activities and to prepare preliminary financial statements for review, providing for an enhanced segregation of duties. In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. So far in fiscal 2025, the Company has not completed any acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended September 28, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Use of Proceeds

Since its initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000), (ii) Pie in the Sky Bakery and Coffee Shop ($1,160,000), (iii) a 40.7% of the outstanding shares of common stock of Bagger Dave’s ($1,260,000), (iv) the Village Bier Garten, (recently closed) and (v) Schnitzel Haus ($943,000).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description	Location Reference
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025.

Filed herewith
31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025.

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

BT BRANDS, INC.

Date: November 17, 2025	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

