Form 10-K
period 2025-12-28
BT Brands, Inc.
filed 2026-03-31
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41061.

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

Securities registered under Section 12(g) of the Exchange Act: None

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.70D-1(b). ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $8,185,783.

At March 27, 2026, there were 6,154,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BASIS OF PRESENTATION

Our fiscal year is 52 or 53 weeks, ending on the Sunday closest to December 31. Most years comprise four 13-week quarters, totaling 52 weeks. Fiscal 2025 was the 52 weeks ending on December 28, 2025, and fiscal 2024 was the 52 weeks ending December 29, 2024. All references to years in this Annual Report on Form 10-K (“Annual Report”) refer to the fiscal years described above.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and may be identified by words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “estimate,” “continue,” and similar expressions.

Forward-looking statements in this Annual Report include, among others, statements regarding our business strategy, growth plans, operating and financial performance, liquidity and capital resources, capital expenditures, acquisitions and other strategic transactions, pricing strategies, labor availability and costs, food, commodity, and energy costs, supply chain conditions, competition, consumer demand and preferences, seasonality, public health matters, regulatory and legal matters, cybersecurity risks, weather-related events (including hurricanes), and general economic conditions.

This Annual Report also includes forward-looking statements regarding our proposed business combination with Aero Velocity Inc. (the “Aero Transaction”) and the contemplated spin-off of our restaurant operations and related assets into a newly formed entity, BT Group, Inc. These statements include, among others, statements regarding the anticipated timing, structure, benefits, risks, completion, and post-transaction operations, as well as the expected capital structure, ownership, governance, and strategic focus of the combined company and the expected separation and ongoing operations of BT Group, Inc. The Aero Transaction, if completed, is expected to result in substantial dilution to our existing stockholders and a significant shift in voting power and control.

Forward-looking statements are based on our current expectations, estimates, assumptions, and beliefs as of the date of this Annual Report and are subject to significant risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed or implied by these statements. These risks and uncertainties include, but are not limited to: the risk that the Aero Transaction or the contemplated spin-off may not be completed on the anticipated terms or timeline, or at all; the failure to obtain required stockholder, regulatory, or exchange approvals; the occurrence of events that may give rise to termination of the merger agreement; the ability to satisfy closing conditions; the ability to obtain financing on acceptable terms or at all; the ability to realize anticipated benefits of the Aero Transaction or the spin-off; the risks associated with integrating or operating a business outside the restaurant sector; risks related to the expected ownership, governance, and voting control structure of the combined company; risks related to the separation of assets and liabilities and the standalone viability of BT Group, Inc.; and risks related to our restaurant operations, including labor shortages and wage inflation, increases in food, commodity, and energy costs, supply chain disruptions, food safety and public health concerns, adverse weather events and natural disasters, cybersecurity incidents, changes in consumer preferences and discretionary spending, and intense competition in the restaurant industry.

Additional information regarding these and other risks is included under Item 1A, “Risk Factors,” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or otherwise.

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

Overview of Our Company

As of December 28, 2025, we owned and operated nine restaurants across multiple states in the Midwest, Massachusetts, and Florida, and held a minority ownership interest in an unconsolidated affiliate that operated an additional five restaurants, for a total of 14 operating restaurant locations. Operating restaurants comprise:

•

Six Burger Time fast-food restaurants are located in the North Central region of the United States (collectively, “BTND”). A Sioux Falls, South Dakota, Burger Time closed in 2024, a location in Ham Lake, Minnesota, closed at the end of 2024, and a location in Minot, North Dakota, closed in July 2025;

•	Keegan’s Seafood Grille is a casual seafood restaurant located in Indian Rocks Beach, Florida;
•	Pie In The Sky Coffee, a coffee shop and bakery located in Woods Hole, Massachusetts, and
•	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida (“Schnitzel”).

In addition, we own a 40.7% interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate operating five casual-dining restaurants in Michigan, Ohio, and Indiana. We do not own a controlling interest in BDVB, but we exercise significant influence over its operating and financial policies; we account for BDVB under the equity method.

Village Bier Garten, a German-themed restaurant, bar, and entertainment venue located in Cocoa, Florida, ceased operations and was permanently closed in January 2025.

We operate our businesses under a centralized management structure. By leveraging our shared management services platform, we aim to drive company-wide efficiencies, including reducing corporate overhead across existing and acquired operations.

Historically, our objective has been to create long-term shareholder value in the food service industry. Our core strategy has focused on acquiring restaurant properties and operating businesses at attractive valuation multiples, enabling diversification across restaurant concepts and geographic markets while reducing reliance on any single brand or location. Additional elements of our strategy have included driving same-store sales growth, improving cost efficiency, and enhancing brand awareness.

In 2025, we began actively evaluating business opportunities outside the food service sector. On September 2, 2025, we entered into an agreement to pursue a proposed business combination with Aero Velocity Inc., a private company that designs and manufactures American-made unmanned aerial vehicles and operates a Drones-as-a-Service business. If the proposed transaction is completed, we currently expect to spin off our restaurant operations and related assets into a newly formed entity, BT Group, Inc., following the merger closing.

The proposed business combination and related spin-off remain subject to numerous conditions, including stockholder and regulatory approvals, and there can be no assurance that either transaction will be completed on the anticipated terms, timeline, or at all.

Our Corporate History

The Company was incorporated in Delaware as Hartmax of NY, Inc. in January 2016. In 2020, we changed our corporate domicile to Wyoming.

The Burger Time brand originated in August 1987 with the opening of its first restaurant in Fargo, North Dakota. In subsequent years, Burger Time restaurants were both open and closed in Minnesota, North Dakota, and South Dakota.

On November 12, 2021, we completed an initial public offering of 2,400,000 units of our securities at a public offering price of $5.00 per unit, each unit comprising one share of common stock and one warrant to purchase one share of common stock at an initial exercise price of $5.50 per share (the “IPO”). The net proceeds from the IPO were approximately $10.7 million, after deducting underwriting discounts and commissions, excluding proceeds from the exercise of warrants.

Proposed Business Combination with Aero Velocity

On September 2, 2025, BT Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of BT Brands (“Merger Sub”), and Aero Velocity Inc., a Delaware corporation (“Aero”). Pursuant to the Merger Agreement, Aero will merge with and into Merger Sub, with Aero continuing as the surviving corporation (the “Merger”). Following the Merger, the combined company (the “Merged Company”) is expected to focus primarily on Aero’s unmanned aerial vehicle manufacturing and Drones-as-a-Service operations.

The Merger Agreement contemplates, prior to the closing of the Merger, a spin-off of our existing restaurant operations and related assets and liabilities into a newly formed subsidiary, BT Group, Inc. (“BT Group”). The spin-off shares will be distributed to pre-merger holders of BT Brands common stock and is not expected to qualify as a tax-free transaction for U.S. federal income tax purposes, and stockholders may incur taxable income in connection with the distribution of BT Group shares.

Upon completion of the Merger, Aero stockholders are expected to receive Series A-1 and Series A-2 Convertible Preferred Stock of the Merged Company, with a stated value of $101,100,000, convertible into common stock at $1.48 per share. The Series A-1 Preferred Stock will carry a 50-to-1 voting preference on an as-converted basis. Collectively, the Series A-1 and Series A-2 Preferred Stock are expected to represent approximately 89% of the equity ownership of the Merged Company on an as-converted basis. As a result, existing BT Brands stockholders, together with our financial advisor, Maxim Group, are expected to retain approximately 11% of the equity ownership of the Merged Company and will experience substantial dilution and a significant shift in voting power and control.

In addition, concurrently with the closing of the Merger, Aero stockholders or their designees are expected to invest $3 million, and up to a maximum of $5 million, in newly authorized Series B Convertible Preferred Stock of the Company.

The completion of the Merger and the contemplated spin-off are subject to numerous conditions, including stockholder approval, regulatory approvals, and satisfaction of other closing conditions. There can be no assurance that the Merger or the spin-off will be completed on the anticipated terms, within the anticipated timeframe, or at all. See “Risk Factors—Risks Related to the Proposed Business Combination” in Item 1A of this Annual Report.

For additional information regarding the proposed Merger, see our Current Report on Form 8-K filed on December 1, 2025, available at www.sec.gov.

Our Restaurants

Burger Time

Burger Time restaurants offer a variety of burgers and other quick-service items. Our juicy, flame-broiled burgers, called “Bigger Burgers,” are larger in diameter than typical quarter-pound burger offerings. Our supplier produces our burger patties to our specifications. We prepare each burger according to the customer’s order and serve it hot and fresh. Other menu offerings include chicken sandwiches and chicken tenders. We offer a range of traditional and signature sides, many of which are regional favorites, along with other reasonably priced food and beverage items. From time to time, we offer specialty sandwiches and wraps at competitive prices. Our limited menu is designed to deliver quality across all products, combining a high taste profile and speedy delivery. Our Burger Time brand appeals to a broad spectrum of consumers. We serve customers who appreciate the size and variety of our burgers, the value of our Bigger Burger, and the speed and efficiency of our single and double-drive-thru windows. Subject to seasonal and local conditions, our restaurants are generally open seven days a week from 10 a.m. until 9 or 10 p.m. We offer online ordering through our website with curbside delivery and have initiated sales through third-party delivery services. Burger Time serves the drive-thru and take-out segment of the restaurant industry.

We own six operating Burger Time restaurants in Minnesota, North Dakota, and South Dakota. We own a closed Burger Time property in Ham Lake, Minnesota, which is currently reflected as held for sale. In July 2025, we ceased operating Burger Time in Minot, North Dakota. The Minot property is now leased to a third party. We own all of the BTND real estate.

Our Burger Time units are free-standing facilities with single or double “drive-thru” and walk-up service windows. The menu, store layout, and equipment are designed to work together to deliver exceptional food with fast service. This integrated design allows for maximum food output with minimal labor.

Each restaurant typically employs eight to sixteen employees, including a manager and an assistant manager. Work shifts are staggered to ensure superior customer service during our busiest times. We focus on customer service and quality and seek to staff our stores with friendly, customer-focused personnel. Our managers and assistant managers are full-time employees. We support our managers by offering competitive wages, including performance-based incentive bonuses. Our experienced managers train new assistant managers in all aspects of operations. Our training emphasizes food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations for a quick-service restaurant. We also focus on training our employees and monitoring compliance with food safety and sanitation standards, employment laws and regulations, and systems for controlling food and labor costs. All managers and assistant managers must obtain the required food safety (HACCP) certification applicable to their location.

Each restaurant has a point-of-sale (POS) system monitored by management. In 2025, we implemented a cloud-based POS in all Burger Time locations, enhancing our ability to monitor store operations. This system enables management to monitor sales, labor, customer counts, and other key metrics. The general manager of each restaurant reports directly to the Director of Operations, who, in turn, reports to our Chief Operating Officer, who oversees all aspects of restaurant operations, including facility management, new restaurant openings, and the rollout of key operational initiatives. Our restaurants are managed using weekly operating budgets, with actual results compared to planned results and to those from the prior year.

We utilize various suppliers for our restaurants. Since July 2024, Performance Food Group, a leading national distributor, has served as the primary vendor for most food, paper, packaging, and supplies for our Burger Time restaurants. Performance Food Group delivers to our Burger Time restaurants on a regular schedule.

As of February 1, 2026, Burger Time restaurants employed approximately 81 employees, including 17 full-time and 64 part-time. Our full-time employees are salaried managers and assistant managers; the remaining restaurant staff are hourly employees.

Keegan’s Seafood Grille

On March 2, 2022, we acquired substantially all the assets of Keegan’s Seafood Grille, Inc. (“Keegan’s”), including its trademark and website, an operating restaurant located in Indian Rocks Beach, Florida, for $1,150,000. Keegan’s Seafood Grille has operated in the same location for over 35 years, serving the Clearwater, Florida market. In November 2024, operations at Keegan’s were disrupted for approximately six weeks by Hurricane Helene, which caused significant damage to the Indian Rocks Beach community. Keegan’s was closed for approximately 1 month for cleanup and restoration, and we replaced approximately $80,000 worth of equipment.

Keegan’s is a family-friendly, casual restaurant situated directly across from the beach. The restaurant’s award-winning dishes are prepared in-house with the freshest local ingredients. Keegan’s motto is “Eat Fresh and Eat Wild.” It is known for daily fish specials, inventive seafood dishes, and excellent service. Keegan’s also offers a selection of beer and wine. The restaurant has indoor and outdoor seating, is open daily for lunch and dinner, and provides takeout and curbside pickup.

As of February 1, 2026, Keegan’s employed 33 people, including two full-time and 31 part-time employees. Our employees include a full-time salaried manager and a salaried kitchen manager; the remaining restaurant staff are hourly employees.

Pie In The Sky Coffee and Bakery

On May 11, 2022, we acquired the assets of Pie In The Sky Coffee and Bakery (“PIE”), a coffee shop and bakery restaurant located near the Steamship Authority ferry terminal in Woods Hole, Massachusetts. We purchased the PIE assets for $1,150,000, including the “Pie In The Sky” trade name and the piecoffee.com web address.

PIE has served the local community and ferry travelers to Martha’s Vineyard for nearly forty years. PIE offers a variety of breakfast and lunch sandwiches made on store-baked bread; pastries, soups, and salads are all freshly prepared on-site. We also offer freshly roasted coffee, smoothies, and branded merchandise. The store is open seven days a week, year-round, except for Christmas.

As of February 1, 2026, PIE employed 23 people, including three full-time and 20 part-time employees. Our full-time team includes three managers, one dedicated to coffee roasting operations, two assistant managers, and a varying number of hourly staff.

Schnitzel Haus

On May 13, 2024, we acquired the assets of Schnitzel Haus, including the trade name and a German-themed fine dining restaurant and bar in Hobe Sound, Florida (“Schnitzel”). Schnitzel has served the local community for over 10 years. Schnitzel offers a variety of traditional German and American menu items, along with wine, beer, and cocktails, in an elegant, upscale setting. Schnitzel is open year-round, Monday through Saturday.

As of February 1, 2026, Schnitzel employed 28 people, including two full-time and 26 part-time workers. Our staff includes a full-time salaried manager and a salaried kitchen manager; the rest of the restaurant team are hourly employees.

Village Bier Garten

On August 4, 2022, we acquired the assets of Von Stephan Village Bier Garten. Village Bier Garten (“VBG”) was a German-themed, family-friendly casual restaurant and bar concept in Cocoa, Florida. Effective January 2, 2025, we closed the VBG location, sold certain equipment for $34,500 and assigned the lease to an unrelated party. See Note 5 for discussion of the VBG lease.

Bagger Dave’s Burger Tavern

In June 2022, we acquired a minority ownership position in the common stock of Bagger Dave’s Burger Tavern, Inc. (“BDVB”), currently representing 40.7% ownership. BDVB is a publicly traded company that owns and operates five Bagger Dave’s restaurants. Bagger Dave’s is a casual restaurant-and-bar concept. BDVB opened its first location in Berkley, Michigan, in January 2008 and currently operates three restaurants in Michigan, one in Fort Wayne, Indiana, and one in Centerville, Ohio. BDVB has approximately 130 employees, including 20 salaried managers, 30 full-time, and 70 part-time employees. Because we do not control BDVB but are able to exercise significant influence over its operating and financial policies, we account for our investment in BDVB under the equity method of accounting. Under the equity method, our investment in BDVB is recorded on our consolidated balance sheets as an equity method investment, and our proportionate share of BDVB’s net income or loss is recorded in our consolidated statements of operations as equity income (loss) from unconsolidated affiliate. Dividends received from BDVB, if any, reduce the carrying value of our investment. Due to BDVB’s historical operating losses, our cumulative share of losses has reduced the carrying value of our equity method investment in BDVB to zero as of December 28, 2025. Accordingly, we have ceased recognizing additional equity losses related to this investment, except to the extent we have committed to providing additional financial support or have guaranteed obligations of BDVB, which we have not.

Hot-N-Now Trademark

Effective October 9, 2024, we completed the sale of a trademark asset. The Hot-N-Now trademark, which had no carrying value, was sold for an upfront cash payment of $250,000, plus contingent payments of up to $150,000, payable at $10,000 per unit for each Hot-N-Now restaurant location the purchaser opens.

A gain of $250,000 on the sale of the trademark was recognized during fiscal 2024. During fiscal 2025, we also received a $10,000 licensing payment related to the trademark.

Marketing and Advertising

Our marketing and advertising activities primarily focus on digital and social media platforms, supplemented by limited advertising in newspapers and on the radio. From time to time, we also utilize promotional discounts, customer contests, live remote broadcasts, and direct mail campaigns. In addition, we seek to take advantage of marketing incentives offered by our suppliers when available.

Our restaurants offer online ordering and curbside pickup through their respective websites, and we utilize direct database marketing, supported by social media tools, to promote our brands and individual locations. Historically, our marketing and advertising expenditures have represented a relatively small percentage of net revenues. A significant portion of our restaurant sales is derived from drive-by traffic and repeat visits by returning customers. As a result, increases in restaurant revenues may require incremental investment in marketing and advertising.

We expect to continue evaluating and refining our marketing strategies and may develop more sophisticated programs, including an expanded digital and social media presence, to enhance consumer awareness of our restaurant brands and drive traffic to our locations.

Growth Strategy

Our objective is to increase shareholder value through disciplined acquisitions, operational efficiencies, and strategic capital allocation. Historically, our strategic focus has been on the restaurant sector, where we have pursued acquisitions at valuations we believe offered attractive risk-adjusted returns. The Company is an operating business and is not a blank-check, shell, or blind-pool company.

While we continue to evaluate opportunities in the restaurant industry, we are also assessing potential growth strategies beyond the food service sector. Management may review opportunities in other industries that align with our investment criteria, including businesses with stable or predictable cash flows, scalable operating models, and defensible market positions. No assurance can be given that any such opportunities will be identified, pursued, or completed.

As previously disclosed, the Company has entered into an agreement to pursue a business combination with Aero Velocity Inc., a private company that designs and manufactures unmanned aerial vehicles and provides drone-related services. The proposed transaction remains subject to various closing conditions, and there is no assurance that it will be completed on the anticipated terms, or at all. If the transaction is completed, the Company intends to spin off its restaurant and other operating assets into a newly formed entity, BT Group, Inc. Accordingly, the growth strategies described in this section reflect management’s current thinking with respect to the restaurant and related businesses that would be operated by BT Group, assuming the Aero Velocity transaction and related spin-off are consummated.

Within our existing restaurant operations, our growth initiatives include increasing same-store sales, enhancing brand awareness, improving operating margins, and improving cash flow. Our tactics to achieve our objectives include evaluating menu offerings and promotional strategies, informed by customer feedback and market data. These initiatives are expected to evolve as market conditions change and as we evaluate future acquisitions.

Strategic Transactions

We may evaluate strategic transactions, including mergers, acquisitions, asset purchases, and other business combinations, as part of our broader growth strategy. Such transactions may involve businesses within or outside the restaurant sector and may take various forms depending on the specific opportunity.

In evaluating potential strategic transactions, we consider a range of factors, including the target’s financial condition, operating performance, scalability, market position, strategic fit, and the experience of its management team. Any transaction would be subject to internal evaluation, approval by our board of directors, and compliance with applicable legal, regulatory, and exchange listing requirements.

In limited circumstances, we may consider transactions involving private operating companies seeking access to the public markets through a business combination. Such transactions are not part of our core strategy and would be pursued only if management and our board determined that they are consistent with our long-term objectives and shareholder interests. As noted above, the proposed Aero Velocity transaction is one such transaction. There can be no assurance that any strategic transaction will be identified, pursued, or completed.

Restaurant Industry Acquisitions

We continue to review our acquisition strategy in the restaurant industry. Acquisitions might provide access to specific restaurant concepts, geographic areas, or operational platforms. We may buy individual restaurant properties or multi-unit restaurant businesses that we believe will generate attractive returns. We might also consider acquisitions where franchise or brand development is a primary focus of the acquired business.

In evaluating opportunities, we consider the following characteristics, among others, relevant to each opportunity:

•	the value proposition when comparing the purchase price to the potential return on our investment;
•	established, recognized brands within a geographic footprint;
•	a historical record of consistent and growing cash flow;
•	record of operating performance;
•	sustainable operating results;
•	geographic diversification: and
•	growth potential.

We operate our restaurant businesses with a shared central management organization. Following an acquisition, we may pursue a plan to expand our location count and increase comparable store sales and profits, as described below. By leveraging our management services platform, we aim to deliver post-acquisition cost savings by reducing the acquired business’s corporate overhead. If we acquire restaurant chains or individual units located near one another, concentration could provide economic leverage for our management functions, marketing, advertising, supply chain support, staff training, and operational oversight.

Increase Sales

Our primary goal is to increase sales across our restaurant operations to optimize performance. One of the metrics we use to measure sales growth is same-store sales growth, which reflects year-over-year sales for the comparable store base. We apply techniques proven in the restaurant industry to increase same-store sales at all our restaurants. We may also develop new approaches that reflect our corporate character and restaurant composition. We use customer feedback and sales data to introduce, test, and refine existing and new menu items. Our strategies to increase same-store sales will evolve as we acquire new restaurant concepts in new markets.

Brand Awareness

Increasing brand awareness is essential to our Company’s growth. We seek to develop and implement forward-looking branding strategies for our businesses. We utilize social media and target digital advertising to expand our reach and drive traffic to our stores. We expect our branding initiatives to continue to evolve.

Trademarks and Service Marks

We operate under several trade names and have acquired various trade and service marks. We have registered “It’s Burger Time” with the United States Patent and Trademark Office. Our trademarks and service marks, whether or not formally registered, are valuable to us and essential to our marketing efforts. We may develop additional marks in the future. Our policy is to pursue registration of our marks when appropriate and to oppose infringement vigorously.

Competition

We own restaurants in the industry’s quick-service, fast-casual, and both casual and upscale dining categories. The competitive environment in each category is intense across price, service, location, and food quality. We face significant competition from a variety of restaurants at the national, regional, and local levels. Dining options continue to expand as the popularity of food delivery services grows. The restaurant industry is affected by, among other factors, changes in consumer tastes, dietary trends, local and national economic conditions, demographics, consumer spending, population trends, and traffic patterns. The restaurant industry has few barriers to entry, and new competitors may emerge at any time.

In addition, to the extent we pursue acquisitions or strategic transactions—whether within or outside the restaurant industry—we may encounter risks that are difficult to predict, including our limited experience operating new or unfamiliar businesses, challenges integrating acquired operations, unanticipated operational or regulatory requirements, increased competition in new markets, the diversion of management attention, and the possibility that anticipated benefits of a transaction are not realized.

Seasonality

Seasonal factors and holiday timing cause our revenue to fluctuate from quarter to quarter. Our BTND revenue is typically lower in the first and fourth quarters because of winter weather. PIE is highly seasonal, with a significant portion of its business occurring during the summer. Our Florida locations reach peak revenue during the winter travel season.

Regulation and Compliance

Our operations are subject to a wide range of federal, state, and local government regulations, including those relating to public health and safety, zoning and fire codes, labor, and franchising. Our failure to obtain or maintain food or other licenses, registrations, or exemptions would adversely affect our restaurants’ operations. We operate each restaurant in accordance with applicable laws, codes, and regulations. To date, we have not experienced and do not anticipate any problems in obtaining required licenses, permits, or approvals; however, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or permissions in the future could delay or prevent the opening of a location and adversely impact the viability of a restaurant.

The development and construction of new restaurants must comply with applicable zoning, land-use, and environmental regulations. Federal and state environmental regulations have not had a material effect on operations. However, more stringent and varied local government requirements regarding zoning, land use, and environmental factors could delay construction and increase development costs for any new restaurants we may pursue.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working conditions. Most of our hourly staff, except for BDVBs, “tip compensated” employees, who are covered by Michigan “tip-credit” rules, are paid above the applicable federal or state minimum wage. Accordingly, increases in the minimum wage are unlikely to significantly affect labor costs. We may also be subject to applicable laws and regulations governing future operations. We are also subject to the Americans with Disabilities Act, which prohibits discrimination based on disability in public accommodations and employment.

States, counties, and cities have enacted menu-labeling laws requiring restaurant operators to disclose certain nutritional information to consumers or have enacted legislation restricting the use of certain ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently across jurisdictions. These requirements may differ from or be inconsistent with the requirements under the Patient Protection and Affordable Care Act of 2010 (“ACA”), as amended, which establishes federal requirements applicable to chain restaurants with 20 or more locations to post nutritional information on their menus. In addition, the ACA requires employers with more than 50 full-time employees to offer health benefits to full-time employees and their dependents, or face penalties. The ACA imposes significant reporting requirements on restaurant businesses, including the requirement to certify whether they offer minimum essential coverage to full-time employees. The failure to comply with the ACA is substantial, and new regulations that increase coverage requirements and costs could adversely affect our business. We do not currently operate a franchise program.

Environmental Matters

Our operations must comply with environmental laws and regulations at all levels, including air emissions, wastewater discharges, waste management, and site remediation. Under certain environmental laws, an owner or operator of real property may be held liable for investigation and remediation costs associated with environmental contamination at or emanating from the property, regardless of whether the owner or operator caused the contamination or was aware of it.

We have not conducted comprehensive environmental site assessments for all of our properties. However, based on our operating experience and information available to us, we are not currently aware of any material environmental liabilities. There can be no assurance that environmental conditions or liabilities have not occurred or will not be discovered in the future, or that future changes in environmental laws, regulations, or their interpretation will not require us to incur additional costs or otherwise adversely affect our business, financial condition, results of operations, or cash flows.

Employees

As of February 1, 2026, our corporate office has four employees. Additionally, each of our restaurants employs a General Manager, an assistant manager or supervisor, and a varying number of restaurant staff, all of whom are hourly employees. As of March 1, 2026, including the Company’s wholly owned subsidiaries, we had approximately 179 employees, consisting of 28 full-time and 151 part-time staff. None of our employees are unionized or covered by collective bargaining agreements, and we believe our current employee relations are good.

Marketable Securities

From time to time, we purchase publicly traded marketable securities. Historically, these securities consisted of investments in exchange-listed securities, with published per-share prices readily available.

Investments

Bagger Dave’s-

Our investments include our net investment in Bagger Dave’s as determined under the “Equity Method” of accounting, net of recording our equity share in Bagger Dave’s losses. During the third quarter of 2025, our share of the equity resulted in our investment in Bagger Dave’s being reduced to zero on December 28, 2025.

NGI related party investment-

Before 2023, BT Brands made a series of equity investments in NGI Corporation (“NGI”), resulting in a minority ownership interest with an aggregate carrying value of $304,000. As of September 28, 2025, the Company evaluated the recoverability of its investment and concluded that impairment indicators were present, including recurring operating losses at NGI and insufficient capital to sustain operations without continued external financing. In addition, there were no observable market transactions or other valuation inputs available to determine the investment’s carrying amount.

Based on this assessment, the Company determined that its equity investment in NGI was impaired, and we recorded an impairment charge of $304,000 as of September 28, 2025, entirely writing down the carrying value of the investment.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information in this Annual Report. The risks described are not the only risks we face, and additional risks not presently known or that we currently deem immaterial may also impair our business. If any of the following risks occur, our business, financial condition, results of operations, and cash flow could be materially adversely affected, and the market price of our common stock and warrants could decline.

Risks Related to the Proposed Business Combination with Aero Velocity

The proposed Merger with Aero Velocity may not be completed on the anticipated terms or timeline, or at all.

The proposed business combination with Aero Velocity Inc. (“Aero”) is subject to numerous conditions, including stockholder approval, the effectiveness of required registration statements, regulatory and exchange approvals, and the satisfaction or waiver of customary closing conditions. There can be no assurance that these conditions will be satisfied or waived. Regulatory review, SEC comments, financing conditions, or other factors could delay or prevent completion.

If the transaction is not completed, we may incur substantial legal, accounting, advisory, and other transaction-related expenses without realizing anticipated benefits. The pendency of the transaction may also create operational disruption, harm relationships with employees and business partners, and adversely affect our stock price.

The proposed Merger will fundamentally change the nature of our business, and our historical results will not be indicative of future performance.

If completed, the combined company is expected to focus primarily on unmanned aerial vehicle manufacturing and related services rather than restaurant operations. Our historical financial statements reflect restaurant operations and will not be indicative of the future performance, financial condition, or risk profile of the combined company.

The transaction represents a significant strategic shift into an industry with different capital requirements, regulatory frameworks, operational risks, and competitive dynamics. Investors who purchased our securities based on our historical restaurant operations will own securities in a company operating in a different industry. If the combined company fails to execute its business plan, the value of our securities could decline materially.

If the proposed Merger is completed, our existing stockholders will experience substantial dilution and reduced voting power, and Aero stockholders are expected to obtain control of the combined company.

Upon completion of the proposed business combination, our existing stockholders are expected to hold a minority ownership interest in the combined company. The transaction contemplates the issuance of a significant amount of convertible preferred stock to Aero stockholders. A certain series of this preferred stock is expected to carry voting rights that are disproportionate to its economic ownership, including enhanced voting rights on an as-converted basis.

As a result, Aero stockholders are expected to control the election of directors and the outcome of matters submitted to a stockholder vote. Our existing common stockholders will have limited ability to influence corporate governance, strategic decisions, or other significant matters, and the market price of our common stock could be adversely affected.

In addition, conversion of the preferred stock into common stock at the stated conversion price could result in substantial dilution to existing stockholders, particularly if the market price of our common stock is below or near the conversion price at the time of conversion.

The proposed spin-off of BT Group, Inc. is not expected to qualify as a tax-free transaction and may result in taxable income to our stockholders.

The contemplated spin-off of BT Group, Inc. is not expected to qualify as a tax-free transaction for U.S. federal income tax purposes. As a result, stockholders may recognize taxable income upon the distribution of BT Group shares, potentially without receiving cash to satisfy the resulting tax liabilities.

The tax treatment of the spin-off may vary depending on individual circumstances, and we do not currently intend to seek an IRS ruling regarding its tax consequences. Any taxable treatment could reduce the value received by stockholders and adversely affect trading prices.

We may not realize the anticipated benefits of the proposed business combination, and the merged company may face significant operational, financial, and strategic challenges.

Even if the proposed business combination is completed, there can be no assurance that the combined company will achieve the anticipated benefits of the transaction. Realizing those benefits will depend, among other things, on the combined company’s ability to execute its business plan, attract and retain key personnel, obtain financing on acceptable terms, manage its capital structure, comply with applicable regulatory and listing requirements, and respond effectively to competitive and market conditions.

The combined company may also face unanticipated costs, liabilities, or challenges, and management’s attention may be diverted toward integration, reporting, and strategic matters following the transaction, which could adversely affect operating performance.

The proposed spin-off of BT Group, Inc., may not be completed, may be delayed, or may not achieve its intended objectives.

The proposed business combination with Aero contemplates a spin-off of BT Group, Inc., which would hold our restaurant operations and related assets and liabilities. The spin-off is subject to various conditions and approvals and may be delayed, not completed on the anticipated terms or timeline, or not completed at all. Even if completed, there can be no assurance that BT Group, Inc. will achieve a public listing, operate successfully as a standalone company, or deliver value to our stockholders.

Failure to complete the spin-off as contemplated, or adverse market or regulatory conditions affecting BT Group, Inc., could negatively affect the overall structure and anticipated benefits of the proposed transaction.

The proposed business combination could expose us to litigation, regulatory scrutiny, and stockholder claims.

Transactions of the type contemplated by the proposed business combination frequently result in litigation, including stockholder lawsuits challenging the transaction, the consideration to be received, or the disclosure provided in connection with the transaction. Defending such actions could be costly, time-consuming, and distracting to management, regardless of the outcome, and could result in significant liability or settlement costs.

In addition, regulatory authorities, including the SEC and Nasdaq, may review aspects of the proposed transaction, which could result in delays, additional disclosure requirements, or conditions to completion.

The combined company may face risks related to continued listing standards and market acceptance following the transaction.

Following completion of the proposed business combination, the combined company will remain subject to the continued listing requirements of The Nasdaq Stock Market, including requirements relating to stock price, market capitalization, stockholders’ equity, governance, and public float. There is no assurance that the combined company will be able to meet these requirements. Any failure to satisfy applicable listing standards could result in delisting, which would reduce the liquidity of the combined company’s securities, limit access to capital, and adversely affect the market price of our common stock.

Risks Related to Our Growth Strategy

If our proposed merger with Aero Velocity does not close, or if the related spin-off of our restaurant operations is not completed, our growth strategy and business outlook may change.

The Merger Agreement with Aero Velocity contemplates a spin-off of our existing restaurant operations into a new company. If either the merger or the spin-off is delayed, renegotiated, or fails to close, we may incur transaction-related costs, experience operational disruption, or be required to reassess our strategic focus. Uncertainty surrounding the Merger may also affect investor perception, employee retention, and partner relationships.

We may not be able to integrate, operate, or improve acquired businesses effectively.

The integration and operation of an acquired business may be difficult and may impose significant demands on management and our administrative and financial resources. Integration risks include, among others, implementing consistent operating standards; consolidating systems, procedures, and vendors; integrating management and personnel; retaining key employees; maintaining employee morale; adapting marketing strategies to local markets; and establishing or enhancing financial reporting systems and internal control over financial reporting. These challenges may be more pronounced if we acquire or invest in businesses outside the restaurant industry, given our management team’s limited operational experience in those markets. If we are unable to successfully integrate or operate acquired restaurants, our business, results of operations, and cash flows could be materially adversely affected.

Acquisitions may expose us to unknown liabilities, impairment charges, and other unanticipated consequences.

Acquired businesses may have liabilities that are not identified during due diligence, including employment, tax, food safety, lease, insurance, vendor, litigation, or regulatory matters. Acquired assets, including goodwill, tradenames, other intangibles, and long-lived assets, may be subject to impairment if performance does not meet expectations or market conditions deteriorate. Acquisitions outside our traditional restaurant operations may expose us to additional or different risks, including industry‑specific regulatory regimes, contractual obligations, or operational liabilities that are more difficult to identify or quantify. In addition, acquisitions may disrupt our existing operations and divert management attention, particularly in the periods immediately following a transaction.

Our growth strategy may require additional capital that may not be available on acceptable terms, or at all, and rising interest rates could increase our borrowing costs.

Our ability to pursue acquisitions and growth initiatives depends in part on our access to capital. Market conditions, our operating performance, our stock price, and other factors may limit our ability to raise funds when needed, on acceptable terms, or at all. If we raise capital through equity or convertible securities, existing stockholders may experience dilution, and new securities may have rights senior to our common stock. If we incur debt, we may be subject to restrictive covenants, collateral requirements, and increased debt service obligations, which could limit financial flexibility and adversely affect our results of operations. Higher interest rates may increase borrowing costs and reduce the availability of financing for acquisitions or other corporate purposes. Non‑restaurant acquisitions or strategic transactions may require additional or different forms of financing and could increase our capital needs and financial risk.

Our growth strategy may divert management’s attention from our existing operations.

Pursuing acquisitions, restaurant openings, and expansion requires significant management time and resources and could reduce attention available for operating and improving our existing restaurants. Any resulting decline in operational focus could adversely affect sales, margins, service quality, employee retention, and overall operating performance.

Long-term leases and real estate commitments may create fixed obligations that could adversely affect our financial performance.

Certain acquired restaurants may be subject to long-term, non-cancellable leases and other contractual obligations that require us to pay rent, common area charges, taxes, insurance, maintenance, and other occupancy costs regardless of the restaurant’s performance. If we close or underperform in leased locations, we may remain obligated under the lease and may incur additional costs to exit, assign, or sublease. Lease renewals may also result in higher occupancy costs or the loss of desirable locations, any of which could materially adversely affect our financial condition and results of operations. While this risk is most pronounced in restaurant operations, other acquired businesses may also involve fixed contractual or capital commitments that reduce financial flexibility.

If we grow rapidly, we may not be able to manage that growth effectively.

Significant growth could strain our managerial, administrative, operational, and financial resources. To manage growth effectively, we must enhance operational and financial controls, improve information systems and reporting capabilities, and hire, train, and retain qualified personnel. Growth through acquisitions or strategic transactions outside the restaurant industry may increase these challenges due to differing business models, systems, or regulatory requirements. If we are unable to do so, our business could be harmed, and we may be unable to execute our strategy effectively.

We rely on key executives to operate our business.

We rely on Gary Copperud, our Chief Executive Officer, and Kenneth Brimmer, our Chief Operating Officer and Chief Financial Officer, to make key decisions relating to our operations and finances. The loss of either executive could adversely affect our business. In addition, neither individual devotes full-time efforts to the Company, as described under “Management.” Our reliance on a limited management team may be further heightened as we evaluate and pursue growth opportunities outside our traditional areas of operation.

Our evaluation of growth opportunities outside the restaurant industry may expose us to additional risks and uncertainties that could adversely affect our business.

In addition to growth within the restaurant and food service sector, management is evaluating strategic transactions and other growth opportunities that may involve businesses outside our historical areas of operation. Pursuing opportunities in new industries involves risks and uncertainties that may be difficult to identify or evaluate in advance, including our limited experience operating non-restaurant businesses, challenges in assessing industry-specific risks, unanticipated regulatory or compliance requirements, and difficulties integrating new operations into our existing management structure.

These efforts may also divert management time and resources, increase professional fees and transaction costs, and create operational distractions, whether or not the transaction is ultimately completed. There can be no assurance that any such opportunity will be successfully identified, consummated, or managed, or that any anticipated benefits will be realized. If we are unable to evaluate, integrate, or operate businesses outside the restaurant industry effectively, our results of operations, cash flows, and financial condition could be materially adversely affected.

Risks Related to Operating in the Restaurant Industry

We face intense competition, and our inability to compete effectively could adversely affect sales and margins.

The restaurant industry is highly competitive across price, service, location, and quality. Many competitors have greater financial, marketing, and operational resources and stronger brand recognition than we do. Increased competition, including from delivery-focused restaurants, supermarkets and prepared meals, meal kits, and other at-home dining alternatives, could reduce traffic and profitability. Competitive discounting may further pressure margins.

Cost increases could adversely affect our operating margins and financial performance.

We are exposed to increases in food and beverage costs, paper and packaging, labor, utilities, insurance, maintenance, rent, and other operating expenses. Inflation, supply chain disruptions, adverse weather, public health matters, and other factors beyond our control may increase costs. Our ability to offset cost increases through menu price increases or operational initiatives may be limited by competitive conditions and customer price sensitivity. If we cannot offset cost increases, our margins and results of operations could be adversely affected.

Labor shortages, wage inflation, and changes in employment laws could increase costs and disrupt operations.

Our business is labor-intensive and depends on our ability to hire, train, and retain sufficient qualified employees. Labor shortages, higher turnover, or an inability to staff restaurants adequately could adversely affect service levels and operating efficiency. In addition, changes in minimum wage, overtime, paid leave, scheduling, healthcare, and other employment laws could increase labor costs and compliance burdens. If we are unable to effectively manage these labor-related challenges, our profitability and ability to operate efficiently could be materially adversely affected.

Food safety incidents or perceived food safety issues could harm our brand and the results of our operations.

Any foodborne illness, contamination, tampering, or other food safety incident involving our restaurants or suppliers, or involving the broader restaurant industry, could harm our reputation, reduce demand for our products, result in temporary closures, and lead to litigation, regulatory actions, and increased costs. Any such event could materially reduce customer traffic, increase our costs, and negatively affect our financial performance.

Unfavorable publicity, including through social media, could harm our brands and reduce customer traffic.

Negative publicity, including online reviews regarding food quality, customer experience, inspections, employee matters, or other issues—whether or not accurate—could harm our reputation and reduce sales. Social media can amplify these risks and lead to rapid, widespread dissemination of adverse information. Loss of customer trust and reduced traffic may significantly affect our sales, profitability, brand image, and future growth.

Risks Related to Health Emergencies

Health emergencies, including the resurgence of COVID-19 variants or other outbreaks, could reduce customer traffic, disrupt staffing, increase commodity costs, and cause supply disruptions, resulting in temporary closures or other operational constraints. If any such health emergency occurs, it could materially adversely affect our revenues, operating margins, and overall financial condition.

Risks Related to Information Technology, Cybersecurity, and Data Privacy

Technological disruptions or failures could interrupt operations and adversely affect our business.

We rely on technology systems, including point-of-sale systems and other systems operated and supported by third-party vendors. System failures, telecommunications disruptions, or service provider outages could disrupt operations, degrade customer experience, and incur costs or liabilities. Any prolonged or significant disruption could impair our ability to operate our restaurants efficiently and could materially adversely affect our results of operations.

Cybersecurity incidents could result in operational disruption, reputational harm, and liability.

Although we rely on third-party providers for payment processing and certain employee-related systems and we generally do not store customer payment card information, cybersecurity incidents affecting our vendors or us could result in unauthorized access to data, system disruptions, reputational harm, regulatory investigations, litigation, and remediation costs. Cybersecurity threats continue to evolve, and our controls may not prevent all incidents. Any such incident could result in significant costs, operational disruption, and reputational damage, materially adversely affecting our business and financial results.

Failure to manage social media effectively could harm our reputation and the results of our operations.

Information on social media may be inaccurate or adverse to our interests and can spread quickly. In addition, ineffective or inappropriate use of social media by us, our customers, or employees could lead to reputational harm, litigation, increased costs, or reduced customer traffic. If these risks materialize, they could negatively affect customer perception, reduce traffic to our restaurants, and materially affect our revenues.

Legal and Regulatory Risks

Litigation and regulatory proceedings could be costly and could adversely affect our business.

We may be subject to claims by employees, customers, suppliers, stockholders, and others, including wage-and-hour, discrimination, harassment, wrongful termination, premises liability, food-related claims, and other matters. Litigation and regulatory proceedings can be costly, time-consuming, disruptive, and may result in adverse publicity. Insurance may not be available on commercially reasonable terms or in amounts sufficient to cover all liabilities. An adverse outcome in any such proceeding could result in significant monetary damages, operational restrictions, or reputational harm, materially adversely affecting our business and financial condition.

Regulatory changes and shifting consumer health preferences could require updates to menu disclosures and adversely affect demand.

As we grow, we may be subject to additional federal, state, or local requirements, including menu labeling and other nutritional disclosures. New regulations or shifts in consumer preferences could require adjustments to menu items or disclosures, adversely affect demand, or increase compliance costs. These changes could increase operating costs, reduce customer demand for certain menu offerings, and materially adversely affect our operating results.

We are subject to extensive federal, state, and local regulation, and compliance is costly and complex.

Our operations are subject to numerous laws and regulations, including those relating to food safety, sanitation, health and fire standards, alcohol service (where applicable), employment practices, wage and hour compliance, immigration verification, and accessibility requirements under the ADA. Failure to comply could result in fines, enforcement actions, litigation, or the loss of required licenses and permits. Any failure to comply with laws and regulations could disrupt our operations, increase costs, and materially adversely affect our business and results of operations.

Failure to maintain required licenses and permits could harm our business.

Restaurants must obtain and renew various licenses, permits, and approvals. If we are unable to obtain or maintain required licenses or approvals, we could be required to modify operations, delay openings, or close locations. Such outcomes could reduce revenues and profitability and materially adversely affect our financial condition.

We may not be able to adequately protect our intellectual property, which could reduce brand value.

Our business depends in part on trademarks and other intellectual property. Third-party infringement, misappropriation, challenges to our rights, or claims that we have infringed others’ rights could be costly and adversely affect our brands and operations. Any impairment of our intellectual property rights could diminish brand recognition and customer loyalty and materially adversely affect our business.

General Risk Factors

Economic conditions and reduced consumer discretionary spending could adversely affect our business.

Our performance depends on consumer discretionary spending. Economic downturns, inflation, financial market volatility, and reductions in consumer confidence may reduce restaurant traffic and sales. If sales decline, profitability may be adversely affected, and we may take actions such as delaying remodels, closing locations, or recording impairment charges. Sustained adverse economic conditions could materially adversely affect our revenues, margins, and cash flows.

Regional economic conditions and events could adversely affect our results due to geographic concentration.

A significant portion of our operations is concentrated in a limited number of states. Adverse regional economic conditions, severe weather, natural disasters, or other local events could adversely affect our results of operations and financial condition. Because of this concentration, adverse events in these regions could disproportionately impact our business and financial results.

Damage to our reputation could adversely affect our business and our results of operations.

Our success depends in part on consumer perception of our brands. Any event that harms consumer trust or perception—including incidents involving food quality, service, safety, or employee conduct—could reduce brand value and customer traffic and materially adversely affect our business. A sustained loss of consumer confidence could materially adversely affect our revenues and long-term growth prospects.

Our business is subject to seasonal fluctuations due to weather and other factors.

Historically, customer spending at our midwestern restaurants is lowest in the first and fourth quarters, driven by holidays, consumer habits, and adverse weather. Likewise, our restaurants in Florida experience declines in customer spending during the summer, when fewer tourists visit. Our restaurant in Woods Hole, Massachusetts, experiences reduced customer traffic outside the summer months. Therefore, our quarterly results will continue to be affected by seasonality. Because of these and other factors, our financial results for any quarter may not be indicative of the results achieved for a full fiscal year. Seasonal fluctuations may cause volatility in our quarterly operating results and cash flows, complicating planning and adversely affecting our financial performance in certain periods.

If we cannot offset rising labor costs with price increases, our financial performance could be adversely affected.

Increases in hourly labor costs and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance. If labor cost increases exceed our ability to adjust pricing or improve productivity, our margins and profitability could be materially adversely affected.

Failure of our internal control over financial reporting could adversely affect our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we will prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to produce accurate financial statements, which, in turn, could cause a loss of investor confidence and a decline in the market price of our common stock. We cannot assure you that we will be able to remediate any material weaknesses that may be identified in future periods in a timely manner, or that we will maintain all necessary controls to maintain continued compliance. Likewise, we cannot guarantee we will be able to retain sufficiently skilled finance and accounting personnel, particularly given the increased demand for such personnel among publicly traded companies. Any failure to maintain effective internal controls could result in financial reporting errors, loss of investor confidence, regulatory scrutiny, and a decline in the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Activist stockholders could adversely affect our business and results of operations.

From time to time, stockholders may propose or seek to influence corporate actions or strategic decisions. Activist stockholder activity, whether successful or not, could be costly and time-consuming, diverting management’s attention and resources from operating our business. In addition, activist activity may create perceived uncertainty regarding our strategy or future direction, which could adversely affect our ability to attract and retain employees, customers, suppliers, and other business partners, and could hinder our ability to execute our business plan. Activist activity could also lead to litigation or other disputes, which may be costly and disruptive, regardless of the outcome. These activities could distract management, increase costs, and create uncertainty that could adversely affect our business and stock price.

The market price of our common stock may be volatile, and you may lose all or part of your investment.

The trading price of our common stock may fluctuate significantly, and you may not be able to sell your shares at or above the price you paid. The stock market has experienced, and may continue to experience, significant volatility, and our stock price may be particularly volatile due to, among other things, our operating results, strategic initiatives, merger-related developments and announcements, and general market conditions. As a result, the market price of our common stock may decline substantially, including for reasons unrelated to our operating performance. As a result of this volatility, investors may experience significant losses, and our ability to access capital markets could be adversely affected.

Factors that may cause our stock price to fluctuate include, among others:

•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	analyst reports or changes analysts’ estimates or recommendations;
•	our failure to meet analysts’ projections or guidance;
•	changes in management or key personnel;
•	sales, or anticipated sales of shares held by significant stockholders, directors, or executive officers;
•	strategic transactions or investments, or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	litigation and governmental investigations;
•	publicity (regardless of accuracy), including on social media platforms;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	a foodborne illness outbreak, national health emergency or a pandemic;
•	severe weather, natural disasters, and other calamities; and
•	changes in the general market and economic conditions.

Our articles of incorporation, bylaws and Wyoming law may discourage a change of control of our Company and depress the price of our stock.

Our articles of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying, or preventing a change of control of our company or changes in our management, including, among other things:

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

These provisions could limit strategic alternatives and reduce the value of stockholders, and may be realized in a change‑of‑control transaction.

We have no plans to pay cash dividends on our common stock.

We will likely retain any future earnings for operations, expansion, and debt repayment, and we have no plans to pay any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be at the discretion of our board of directors and will depend, among other things, on our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in any existing or future indebtedness of our subsidiaries or us, including a credit facility. As a result, you may not receive any return on an investment in our common stock for a price greater than that you paid. As a result, investors may need to rely on stock price appreciation to achieve a return on their investment.

Raising additional equity capital may be more challenging while the warrants are outstanding.

While the warrants issued in our IPO remain outstanding, the holders of such warrants will be able to profit from an increase in the market price of our common stock. However, we may find it more difficult to raise additional equity capital. At the same time, the warrants are outstanding, and we may not have the capital to fund our expansion and growth plans or for other corporate purposes. If we are unable to raise capital on acceptable terms, our ability to fund growth initiatives and operations could be materially adversely affected.

Our board has broad authority to issue preferred stock, which could adversely affect holders of our common stock and could discourage or delay a change in control.

Our articles of incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Subject to applicable law, our certificate of incorporation and bylaws, and applicable stock exchange requirements, our board of directors has the authority to create and issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

In connection with the proposed business combination, we are seeking stockholder approval for the issuance of Series A-1 and Series A-2 Convertible Preferred Stock. In addition, our board may in the future authorize the issuance of additional shares or series of preferred stock on terms that could dilute the interests of common stockholders, adversely affect the market price of our common stock, or be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company or a change in our management.

These provisions could adversely affect the voting power of holders of common stock and limit the price investors may be willing to pay for our common stock in the future.

These provisions might discourage, delay, or prevent a change in control of our company or a change in our management. These provisions could adversely affect the voting power of holders of common stock and limit the price investors may be willing to pay for our common stock in the future.

Claims for indemnification by our directors and officers may reduce available funds to satisfy successful third-party claims.

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

•

we are not obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•

The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons, and

•	we may not retroactively amend our bylaws to reduce our indemnification obligations to directors, officers, employees, and agents.

Reduced disclosure requirements may make our common stock less attractive to investors.

Reduced disclosure requirements applicable to us as a smaller reporting company may make our common stock less attractive to investors.

We qualify as a “smaller reporting company” under SEC rules. As a result, we are permitted to provide scaled disclosures in our SEC filings, including reduced executive compensation disclosure, and we are exempt from the requirement under Section 404(b) of the Sarbanes-Oxley Act that our independent registered public accounting firm attests to the effectiveness of our internal control over financial reporting. We may also be eligible to rely on other disclosure accommodations available to smaller reporting companies and, if applicable, emerging growth companies.

If we use these accommodations, investors may find our common stock less attractive because they may receive less information than they would from companies that do not qualify for, or elect not to use, scaled disclosure. Any such perception could reduce trading volume, increase price volatility, and adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We rely on information technology systems to operate our business and store and process data, including confidential business information and personal information of our customers and employees. Generally, these systems are maintained by third parties, who assume responsibility for data security. We are, however, subject to cybersecurity risks, including unauthorized access to our systems, data breaches, service disruptions, and other incidents.

Cybersecurity Risk Management and Strategy

We maintain processes to identify, assess, manage, and mitigate material risks posed by cybersecurity threats. These processes are integrated into our overall risk management framework and include, among other things, risk assessments, monitoring of information technology systems, employee training, and the use of third-party service providers and security tools. We also maintain incident response and business continuity processes designed to address cybersecurity incidents, including incidents involving third-party service providers.

Cybersecurity risks are evaluated in the context of potential operational, financial, legal, and reputational impacts. While we seek to manage these risks, cybersecurity threats continue to evolve, and there can be no assurance that our processes will prevent all cybersecurity incidents.

Governance

Responsibility for oversight of cybersecurity risks resides with our management team, which regularly assesses cybersecurity risks and the effectiveness of related processes and controls. Senior management is informed of material cybersecurity risks and incidents, as appropriate, and is responsible for implementing and maintaining our cybersecurity risk management practices.

The Board of Directors oversees the Company’s risks, including cybersecurity risks, and receives information from management on material risks and related mitigation efforts as part of its overall risk oversight function.

Cybersecurity Incidents

As of the date of this Annual Report, we have not experienced a cybersecurity incident that has materially affected our business, operating results, or financial condition. However, we may experience cybersecurity incidents in the future that could have such effects.

Cybersecurity risks are described in more detail under Item 1A, “Risk Factors—Cybersecurity incidents or security breaches involving customer or employee information could adversely affect our business.”

Item 2. Properties.

Corporate Offices

Our principal office is in a leased office space in Minnetonka, Minnesota. Effective January 2, 2022, we agreed to reimburse Brimmer Company, LLC, an affiliate of the Company, for the monthly rent of $1,350 on approximately 1100 square feet in Minnetonka, Minnesota, at 10501 Wayzata Blvd Ave S, Suite 102, where administrative activities are performed. Our office space is adequate for its intended purposes and our near-term expansion plans.

Properties

We own our Burger Time properties; long-term leases cover our other locations. The table below provides basic information about each of our BTND properties.

BTND, LLC

Location	Open Since	Building (Sq. Ft.)	Land (Sq. Ft.)	Owner	Business Operator
Fargo, North Dakota	1987	600	35,000	BTND, LLC	BTND, LLC
Moorhead, Minnesota	1988	600	22,680	BTND, LLC	BTND, LLC
Grand Forks, North Dakota	1989	650	29,580	BTND, LLC	BTND, LLC
Waite Park, Minnesota	1989	700	17,575	BTND, LLC	BTND, LLC
Bismarck, North Dakota	1989	600	30,750	BTND, LLC	BTND, LLC
Sioux Falls, South Dakota	1991	650	17,688	BTND, LLC	BTND, LLC
Minot, North Dakota(2)	Closed	800	33,600	BTND, LLC	(2)
Ham Lake, Minnesota (1)	Closed	1,664	31,723	BTND LLC	(1)

(1)	The Ham Lake location closed January 19, 2025, and alternatives for the property are being evaluated.
(2)	The Minot Burger Time closed at the end of July, 2025. The Company recently entered into a long-term ground lease of the property

Keegan’s Seafood Grille

Upon acquiring Keegan’s assets in March 2022, we entered into a 132-month triple-net lease with an unrelated landlord for the property occupied by Keegan. The lease terms provided for an initial rent of $5,000 per month, increasing annually at the greater of 3% or the increase in the Consumer Price Index over that period. The location comprises approximately 2,900 square feet of dining, kitchen, and storage space, and includes typical features of a full-service restaurant.

Pie In The Sky Coffee and Bakery

With our purchase of PIE assets in May 2022, we entered into a five-year triple-net lease with the seller of the assets for the property PIE occupies. The lease provides three five-year extensions at our option. The lease terms provide for an initial rent of $10,000 per month, increasing annually to approximately $11,000 per month during the first five-year term. The location comprises approximately 3,500 square feet of dining, kitchen, and storage space on two levels, with a production kitchen and storage and office space on the lower level; there is also approximately 1,500 square feet of outdoor dining space, serviced by an outdoor service bar. The landlord granted us a right of first refusal to purchase the property on the terms it receives from a third party during the term, including any lease extension.

Schnitzel Haus

Concurrently with the May 13, 2024 purchase of Schnitzel Haus assets, we assumed the remaining term of the existing lease obligation for approximately 4,200 square feet. The Schnitzel lease expires January 1, 2028. Monthly lease payments are approximately $4,700 per month, plus common area charges, and are subject to annual escalation based on the Consumer Price Index.

Contractual Obligations

As of December 28, 2025, we had $2,134,358 in contractual mortgage obligations for the real property on which our Burger Time restaurants are located. Our monthly required payment is approximately $23,000. We are also obligated under operating lease agreements to future payments totaling approximately $1,568,000, requiring monthly rental payments of approximately $24,000.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. The results of any current or future litigation cannot be predicted with certainty, and, regardless of the outcome, such litigation can adversely affect us due to defense and settlement costs, diversion of management resources, and other factors.

The Company is a party to litigation related to a lease dispute for its former Village Bier Garten location in Cocoa, Florida. The landlord has asserted claims for unpaid rent and other amounts. The Company disputes the claims and intends to defend the matter. The outcome of the litigation cannot be predicted at this time.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Stock Market under the symbol “BTBD” on November 12, 2021, and our warrants issued as part of the units sold in the IPO commenced trading on the Nasdaq Stock Market under the symbol “BTBDW” on November 12, 2021.

Stockholders

As of March 1, 2026, approximately 36 stockholders of record held 6,154,724 issued and outstanding shares of common stock. The number of record holders reflects the actual number of holders registered with our transfer agent. It does not reflect holders of shares held in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies, which, based on our most recent available data, totals approximately 500 shareholders.

Dividends

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to support our operations and finance our business growth and development. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, the requirements of current or then-existing debt instruments and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

In June 2024, our Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 625,000 shares of its common stock (the “Share Repurchase Program”). As of December 28, 2025, the Company had repurchased 91,394 shares pursuant to the Share Repurchase Program, and 533,606 shares remained available for repurchase under the authorization. The Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time.

In 2022, the Company purchased 65,000 shares of its common stock in a single repurchase program, and an additional 150,000 shares were repurchased prior to adopting the publicly announced repurchase plan. In 2024, the Company initiated its share repurchase activity under the Share Repurchase Program, and repurchased 91,394 shares in 2024, as reflected in the table below.

Additional information regarding the Share Repurchase Program is included under “Share Repurchase Program” in Note 9 to the consolidated financial statements.

Period	Total number of shares purchased	Average price paid per share (1)	Shares purchased as part of the publicly announced program	Maximum number of shares available for purchase under the Plan
January 1, 2024 – December 29, 2024	91,394	$1.561	91,394	533,606
December 30, 2024 – December 28, 2025	-	-	-	533,606

(1) Calculated inclusive of commissions.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 28, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

In October 2019, our board of directors and stockholders adopted the 2019 Incentive Stock Plan (the “Plan”). In December 2022, the stockholders authorized an increase in the number of shares available for grant under the Plan to 1,000,000 shares. The plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to officers, employees, directors, consultants, and advisers to BT Brands and its subsidiaries. The plan is intended to attract, motivate, and retain qualified personnel and enhance stockholder value. Awards that lapse or are forfeited again become available for grant.

As of December 28, 2025, the Company had granted options and warrants to purchase 381,750 shares of common stock, including options granted to employees and consultants under the 2019 Plan and 100,000 warrants to a consultant outside of the 2019 Plan. A total of 46,000 options have been granted to non-employee directors, including 10,000 to a former director of the company. In 2025, a total of 7,500 options to purchase shares at $1.50 per share were granted to nonemployee directors with immediate vesting and a one-year expiration. The 100,000-share warrant grant to the consultant is subject to the terms of the consulting agreement. These consultant warrants vest monthly over 60 months.

Effective February 27, 2023, our board of directors approved a total grant of 250,000 shares of common stock to two officers (the “Grant Shares”). The Grant Shares vest when our common stock trades for $8.50 per share for 20 consecutive trading days. This requirement entitles the Company to redeem the common stock warrant issued in our IPO.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders.	281,750	$2.39	718,250
Equity compensation plans not approved by security holders.	100,000	$2.50	-

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations is intended to provide information relevant to an assessment of our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday closest to December 31. The 52-week fiscal year 2025 ended on December 28, 2025, and the 52-week fiscal year 2024 ended on December 29, 2024.

Introduction

As of December 28, 2025, we owned and operated nine restaurants. In addition, we held a non-controlling 40.7% ownership interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate that operated five restaurant locations at year-end. Accordingly, our owned and minority-owned restaurant portfolio consisted of fourteen restaurant locations, comprised of

•	Six Burger Time (Net of Minot closure July, 2025) fast-food restaurants (“BTND”);
•	Keegan’s Seafood Grille in Indian Rocks Beach, Florida (“Keegan’s”);
•	Pie In The Sky Coffee and Bakery in Woods Hole, Massachusetts (“PIE”);
•	Schnitzel Haus in Hobe Sound, Florida (“Schnitzel”).

In addition, we hold a 40.7% unconsolidated ownership interest in Bagger Dave’s Burger Tavern, Inc., which operates five restaurants.

Burger Time opened its first restaurant in Fargo, North Dakota, in 1987. Burger Time restaurants feature flame-broiled hamburgers, other quick-service menu items, and soft drinks. Burger Time’s operating principles emphasize value, a limited menu to support quality and speed of service, efficient single- and double-drive-thru designs supported by point-of-sale systems, and food prepared fresh to order at competitive prices.

The average customer transaction at Burger Time restaurants did not change significantly in fiscal 2025 compared to fiscal 2024, and based on our recent analysis, it is approximately $14.50. We continually evaluate menu pricing to manage gross margins amid fluctuating input costs. Our operating environment remains highly competitive, and numerous factors, including consumer demand, pricing sensitivity, competition, and broader economic conditions influence sales trends.

In recent periods, we have also begun evaluating potential growth opportunities outside the restaurant industry as part of our broader effort to enhance shareholder value. While restaurants remain our primary operating focus, we believe that certain non-restaurant businesses with strong fundamentals and scalable operating models may complement our existing structure. These efforts remain exploratory and subject to ongoing evaluation.

We operate under a centralized management structure that ensures operational continuity across our restaurant portfolio and enables us to leverage shared services and administrative efficiencies.

Recent Events

Our acquisitions have diversified our operations across restaurant concepts and geographic regions, reducing our dependence on the Burger Time brand. In May 2024, we acquired the Schnitzel Haus restaurant. In 2022, we acquired three operating restaurants and purchased 40.7% ownership interest in BDVB, a non-controlled affiliate.

Due to underperformance, we closed the Village Bier Garten restaurant in early 2025. In November 2025, the landlord of the Village Bier Garten premises in Cocoa, Florida, issued a notice of default alleging nonpayment of rent beginning in August 2025. Subsequent to the notice, the landlord filed a lawsuit against the Assignee of the lease, our 1519BT, LLC subsidiary and BT Brands, Inc., seeking recovery of unpaid rent and other amounts alleged to be due under the lease. We recorded an impairment charge of $215,000 in 2025 to write-off the remaining right-of-use asset. We believe this matter is a contractual dispute that will be resolved through negotiation or litigation. The Company’s position is that the landlord’s prior acceptance of rent payments from the assignee following the transfer of possession constituted constructive consent to the lease assignment. See Note 15 to Consolidated Financial Statements.

In September 2025, we entered into the Merger Agreement to enter into a business combination with Aero Velocity, a private aerospace company, as described elsewhere in this Report. This proposed transaction did not impact the 2025 results of operation. If the merger is completed, we intend to spin off our restaurant operations and other existing assets into a separate company, BT Group, Inc. The forward-looking growth strategy described in this Report reflects management’s current views regarding BT Group, assuming the merger closes. There can be no assurance that the merger will be completed or that the spin-off will occur.

In January 2025, our unconsolidated affiliate, Bagger Dave’s, closed its Chesterfield, Michigan, location. BDVB is currently exploring strategic alternatives, including the potential sale of all Bagger Dave’s restaurant locations.

Material Trends and Uncertainties

Industry trends materially affect our business. These trends include ongoing challenges in attracting and retaining restaurant employees, rising wages, and increased labor competition across the retail and service industries. We also face rapidly evolving technological trends, including mobile ordering, delivery platforms, loyalty programs, and digital marketing, which larger competitors have adopted aggressively.

Food cost inflation moderated in 2025; however, we expect volatility to persist due to inflationary pressures and tariffs. Given the competitive nature of the restaurant industry, our ability to recover cost increases through menu pricing may be limited. Margin improvement efforts focus on operational efficiencies, equipment upgrades, and improved unit-level performance. If labor inflation, commodity volatility, or competitive pricing pressures persist, we believe they are reasonably likely to continue to impact restaurant-level margins and operating results.

Public health matters, inflationary pressures, supply chain disruptions, and labor availability continue to present uncertainty. We have implemented menu price increases and may continue to do so; however, such increases may not fully offset higher costs and could adversely affect consumer demand. In addition, our entry into an agreement to merge with Aero Velocity and the related plan to spin off our restaurant operations introduce additional uncertainties to our outlook.

Fiscal 2025 Compared to Fiscal 2024

The following table presents our consolidated statements of operations expressed as a percentage of sales for the periods indicated. Percentages may not sum or may be adjusted to reflect the rounding.

	52 weeks ended, December 28, 2025		52 Weeks ended December 29, 2024
	Amount	%	Amount	%
SALES	$13,486,629	100.0%	$14,823,472	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,494,449	33.3	5,605,579	37.8
Labor costs	5,111,097	37.9	6,128,574	41.3
Occupancy costs	1,282,049	9.5	1,403,204	9.5
Other operating expenses	878,125	6.5	962,287	6.5
Depreciation and amortization	648,704	4.8	742,860	5.0
Impairment of restaurant and right-of-use assets	215,000	1.6	371,872	2.5
General and administrative	1,464,021	10.9	1,691,404	11.4
Gain on sales of assets	(242,231)	(1.8)	(250,000)	(1.7)
Total costs and expenses	13,851,214	102.7	16,655,780	112.3
Loss from operations	(364,585)	(2.7)	(1,832,308)	(12.3)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	128,822	1.0	(93,458)	(0.6)
REALIZED GAIN ON MARKETABLE SECURITIES	380,764	2.8	143,340	1.0
INTEREST AND DIVIDEND INCOME	148,666	1.1	178,279	1.2
INTEREST EXPENSE	(81,621)	(0.6)	(99,906)	(0.7)
IMPAIRMENT OF RELATED PARTY INVESTMENTS AND RECEIVABLES	(520,718)	(3.9)	-	-
OTHER INCOME	(74,728)	(0.5)	13,930	0.1
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	(304,439)	(2.3)	(415,085)	(2.8)
INCOME TAX EXPENSE	-	-	(206,000)	(1.4)
NET LOSS	$(687,839)	(5.1)%	$(2,311,208)	(15.5)%

Net Sales:

Net sales, which represent sales at our restaurant locations, for fiscal 2025 decreased $1.3 million, or 7.5%, to $13.5 million from $14.8 million in fiscal 2024. Among several factors, this decrease reflects the closure of the Village Bier Garten location at the beginning of the year; VBG contributed approximately $1.3 million in sales during fiscal 2024.

Comparable restaurant sales represent sales from Burger Time locations open for the full 52-week periods in both fiscal 2025 and fiscal 2024. A Burger Time restaurant in Minot, North Dakota, was closed during fiscal 2025. The Minot location generated approximately $560,000 in sales during fiscal 2024 and $281,000 during fiscal 2025. Schnitzel Haus, acquired in May 2024, contributed approximately $1.5 million in sales during fiscal 2025, an increase of approximately $0.8 million compared to fiscal 2024.

For Burger Time locations open for the full year, sales declined approximately $224,000, or 3.9%. The decline in comparable restaurant sales was primarily attributable to reduced customer traffic, partially offset by modest menu price increases. Average annual sales for the six Burger Time restaurants open at year-end were approximately $914,000 in fiscal 2025, compared with $952,000 in fiscal 2024, a 3.9% decline. For BTND locations that were open at year-end 2025, restaurant sales ranged from $691,000 to $1,224,000.

Restaurant Operating Costs:

In 2025, restaurant operating costs (which refer to the costs associated with operating our restaurants, excluding general and administrative expenses, depreciation, amortization, and restaurant impairment charges) declined to 87.2% of restaurant sales from 95.1% in 2024. This decrease was due to the closure of less-profitable locations, improved margins at Pie In the Sky, and the matters discussed in the “Cost of Sales,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections discussed below.

The change in restaurant operating costs from fiscal 2024 to fiscal 2025 is summarized below:

Restaurant operating costs for the period ended December 29, 2024	$14,099,644
Decrease in food and paper costs.	(1,111,130)
Decrease in labor costs.	(1,017,477)
Decrease in occupancy and operating cost	(205,317)
Restaurant operating costs for the period ended December 28, 2025	$11,765,720

Costs of Sales - food and paper:

Food and paper costs decreased to 33.3% of restaurant sales in fiscal 2025 from 37.8% in fiscal 2024. This decrease reflects cost control initiatives, a more moderate inflationary environment, and menu price increases.

Labor Costs:

In 2025, labor and benefits costs decreased to 37.9% of restaurant sales from 41.3% in 2024. The decrease results from the closure of unprofitable locations and a greater focus on controlling labor costs across all locations. Payroll costs are semi-variable and therefore do not decline proportionally with declining revenues, which can cause labor costs to increase as a percentage of restaurant sales.

Occupancy and Other Operating Costs:

For 2025, occupancy and other costs were unchanged at 17.0% of restaurant sales, or $2,160,878, compared to $2,355,806, or in 2024.

Depreciation and Amortization Costs:

For 2025, depreciation and amortization costs decreased 12.7%, or $94,156, to $648,704 (4.5% of sales) from $742,860 (5.0% of sales) in 2024. The decline in total depreciation is attributable in part to the closing of VBG and the 2024 charge-off of the remaining asset value.

General and Administrative Costs:

General and administrative expenses declined by $227,375 to $1.5 million in fiscal 2025, down from $1.7 million in fiscal 2024, and decreased to 10.9% of sales from 11.4% in fiscal 2024, reflecting cost-control efforts across administrative activities.

Restaurant Impairment and Related Charges:

In 2024, the Company recorded an impairment charge of $371,872 related to its decision to close the Village Bier Garten location. In 2025, the Company recorded a $215,000 lease litigation accrual related to the former Village Bier Garten location in Cocoa, Florida. This amount reflects the remaining contractual lease payments associated with unpaid rent under the original lease agreement. The Company disputes the landlord’s claims and intends to vigorously defend the matter. The ultimate outcome of the litigation is uncertain and may differ from the amount recorded, including as a result of the landlord’s obligation to mitigate damages and the Company’s potential recovery from the assignee. The Company will continue to evaluate the matter and adjust the recorded amount as additional information becomes available.

Loss from Operations:

Loss from operations improved to a loss of $364,585 in fiscal 2025 from a loss of $1.8 million in fiscal 2024. The fiscal 2024 loss included a $371,872 impairment charge related to Village Bier Garten. The 2025 loss includes a $215,000 litigation charge related to the closure of the Village Bier Garten and a lease liability dispute. Operating margins improved across the portfolio, particularly at PIE and Burger Time locations. Menu changes and improved cost controls increased operating margins at the Burger Time location, as discussed in the “Net Revenues,” “General and Administrative Costs,” and “Restaurant Operating Costs” sections above.

Interest and Other Income (Expense):

Interest expense increased slightly to $81,261 in fiscal 2025 as a result of ongoing amortization of principal on mortgage notes. Interest and dividend income declined to $148,666 from $178,279, reflecting lower average invested balances.

Net Loss

Net loss improved to a net loss of $687,839 in fiscal 2025 from a $2.3 million loss in fiscal 2024. The improvement reflects higher restaurant-level profitability, impairment and lease liability charges of $215,000 in 2025 and a 2024 charge of $371,872 for Village Bier Garten assets, and a lower equity loss from BDVB as the equity in BDVB reached zero. We also recorded a $216,248 charge to reduce the NGI bottle inventory to its estimated net realizable value of $574,000. Net loss for 2024 also reflects the impact of fully reserving for deferred tax benefits, resulting in a $206,000 income tax provision in 2024.

Restaurant-level EBITDA:

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use restaurant-level EBITDA (earnings before interest, taxes, depreciation, and amortization), which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it provides a means to gauge the overall profitability of our recurring, controllable core restaurant operations. However, this measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to stockholders, primarily because it excludes corporate-level expenses. Restaurant-level EBITDA should not be considered a substitute for or superior to operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before general and administrative expenses, depreciation and amortization, and restaurant impairment and related charges. General and administrative expenses are excluded as they are generally unrelated to restaurant-specific costs. Depreciation and amortization are excluded because they are not ongoing controllable cash expenses and are unrelated to the health of ongoing operations. There were no pre-opening costs in fiscal 2025 or fiscal 2024.

	Year
	2025	2024
Revenues	$13,486,629	$14,823,472
Reconciliation:
Loss from operations	(364,585)	(1,832,308)
Depreciation and amortization	648,704	742,860
Gain on sale of assets	(242,231)	(250,000)
Restaurant impairment and related charges	215,000	371,872
General and administrative, corporate-level expenses	1,464,021	1,691,404
Restaurant-level EBITDA	$1,720,909	$723,828
Restaurant-level EBITDA margin	12.4%	4.9%

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from restaurant operations, proceeds from the sale of marketable securities, and existing cash and marketable securities on hand. Our primary uses of cash are operating expenses, capital expenditures, debt service, transaction-related expenses, and strategic investments.

As of December 28, 2025, we had $4,442,300 in cash and marketable securities and $4,680,411 in working capital, compared to $4,270,970 in cash and marketable securities and $3,556,469 in working capital as of December 29, 2024. The increase in working capital was primarily attributable to improved operating performance and disciplined capital expenditures during fiscal 2025.

For fiscal 2025, we recorded a net loss of $687,839 compared to a net loss of $2,311,208 in fiscal 2024. Despite the net loss, operating cash flow improved significantly year over year due to stronger restaurant-level performance.

Our primary liquidity requirements are to fund working capital needs, capital expenditures, and general corporate needs, and to invest in or acquire businesses that are synergistic with our business. Our operations do not require significant working capital, as restaurants generally operate with negative working capital. Working capital deficits may be incurred in the future. Our liquidity and cash flow sources are cash and cash equivalents and marketable securities. We have used available cash to make acquisitions, service debt, and maintain our stores. Our working capital position benefits from the fact that we collect cash from sales to our customers at the point of purchase or within a few days from our credit card processor, and, in general, payments to our vendors are not due for 30 days.

The Company is currently involved in litigation related to a lease dispute at its former Village Bier Garten location in Cocoa, Florida. As of December 28, 2025, the Company recorded an accrued liability of $215,000 associated with this matter. While the Company disputes the landlord’s claims and intends to vigorously defend the matter, the timing and amount of any cash outflows related to this litigation remain uncertain. The Company believes that certain factors, including the landlord’s obligation to mitigate damages and the Company’s potential recovery from the assignee of the lease, may reduce the ultimate amount of any required payments. However, the resolution of this matter will be determined through litigation or negotiated settlement, and actual cash outflows may differ from the amount currently recorded. The Company does not currently expect this matter to have a material adverse impact on its overall liquidity position; however, management will continue to monitor developments and assess the potential impact on future cash flows.

The ultimate capital structure, liquidity profile, and operating model of BT Group will depend on the final terms and structure of the merger and spin-off. The separation could result in incremental transaction costs, advisory fees, audit and legal expenses, and standalone public company costs, including governance, compliance, and reporting expenses. In addition, the separation may require the establishment of new credit facilities or other financing arrangements for BT Group, and there can be no assurance regarding the availability or terms of such financing.

We are currently evaluating BT Group’s anticipated working capital needs, capital structure, and ongoing liquidity requirements. While we expect that existing cash balances and operating cash flow will support near-term operational needs of the restaurant business, completion of the merger and spin-off could materially change our capital allocation strategy, liquidity profile, and risk exposure. There can be no assurance that the merger will be completed or that the spin-off will occur.

Summary of Cash Flows

Operating Activities

Net cash provided by operating activities was $284,876 in fiscal 2025, compared to net cash used in operating activities of $284,876 in fiscal 2024. The improvement was primarily driven by reduced operating losses, improved restaurant-level margins, and the effect of the impairment charge recorded in the prior year.

Restaurant operations typically generate cash quickly due to point-of-sale transactions and short settlement cycles for credit card receipts, while vendor payment terms are generally 30 days. As a result, our restaurant operations do not require significant working capital investment.

Investing Activities

Cash used in investing activities during fiscal 2025 primarily consisted of net purchases of marketable securities, approximately $172,925 in capital expenditures related to restaurant improvements and equipment upgrades, $380,861 for the purchase of Water Bottle Inventory, loans made to related party and purchase of a secured note totaling approximately $650,000, and proceeds from the sale of property of approximately $550,000. In fiscal 2024, investing activities included the acquisition of Schnitzel Haus for approximately $943,000 and net purchases of marketable securities.

We expect capital expenditures in fiscal 2026 to consist primarily of maintenance capital, equipment replacement, and operational enhancements. We do not currently anticipate significant expansionary capital expenditures.

Financing Activities

Cash used in financing activities during fiscal 2025 totaled $329,720 and consisted of scheduled principal payments on long-term debt and $140,450 in payments for deferred transaction costs. In 2024, cash used in financing activities was $450,849, including $142,794 for share repurchases. We did not acquire additional treasury shares during fiscal 2025.

Contractual Obligations

As of December 28, 2025, we had approximately $3.7 million in contractual obligations, including long-term debt and future lease liabilities. Our monthly required payments total approximately $47,000.

Investment in BDVB

As of December 28, 2025, the carrying value of our equity-method investment in Bagger Dave’s Burger Tavern, Inc. (“BDVB”) was zero. We are not obligated to fund additional losses of BDVB and have not guaranteed its indebtedness. In the future, any decision to advance or guarantee BDVB debt will result in additional equity losses. Proposed Merger with Aero Velocity and

Planned Spin-Off

In September 2025, we entered into an Agreement and Plan of Merger with Aero Velocity Inc., a private aerospace drone services company. If completed, the merger will result in a fundamental change in our capital structure and strategic focus.

Pursuant to the Merger Agreement, prior to closing, we intend to spin off our existing restaurant operations into a newly formed entity, (“BT Group, Inc.”) BT Group is expected to retain all of our existing restaurant operations, related assets, cash balances, and liabilities. Following the spin-off, BT Group would operate as a standalone company.

The proposed merger did not affect our fiscal 2025 liquidity or results of operations. However, if completed, the transaction will materially alter our capital structure, ownership profile, and financial risk. The combined post-merger entity is expected to issue convertible preferred stock to Aero stockholders, resulting in significant dilution to existing stockholders and a shift in voting control.

We intend to seek a listing of BT Group’s common stock on a national securities exchange; however, there can be no assurance that BT Group will meet applicable listing requirements or that such listing will be achieved in a timely manner. Failure to obtain a listing could adversely affect the liquidity and marketability of BT Group shares.

Completion of the merger and spin-off may result in incremental transaction costs, including advisory, legal, audit, and regulatory expenses. In addition, BT Group may incur ongoing standalone public company costs, including governance, compliance, and reporting expenses. The ultimate capital structure and liquidity profile of BT Group and the post-merger entity will depend on the final structure and terms of the transaction. There can be no assurance that the merger will be completed or that the spin-off will occur.

Capital Allocation

We evaluate capital allocation priorities based on liquidity, operating performance, growth opportunities, and market conditions. While we have a Board-authorized Share Repurchase Program in place, we did not repurchase shares during fiscal 2025. Future repurchases, if any, will depend on liquidity, capital requirements, and strategic considerations, including the outcome of the proposed merger.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience and other assumptions we believe to be reasonable under the circumstances. Because these estimates involve judgment and are based on currently available information, actual results could differ materially from those estimates.

We believe the following accounting estimates involve a higher degree of judgment and are most critical to understanding our financial condition and results of operations.

Impairment of Long-Lived Assets

We review long-lived assets, including restaurant property and equipment and right-of-use lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Indicators include declining operating performance, negative cash flow trends, store closures, or changes in market conditions.

Recoverability is assessed by comparing the carrying value of the asset group to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying value exceeds estimated undiscounted cash flows, an impairment charge is recorded based on the excess of carrying value over fair value.

These analyses require significant judgment regarding projected sales, operating margins, and terminal values. Changes in assumptions or operating performance could result in future impairment charges.

During fiscal 2024, we recorded a $371,872 impairment charge related to Village Bier Garten and entered into a lease assignment with a third party and in 2025, following receiving notice of default by the assignee to the lease we recorded a $215,000 charge representing the total amount of unpaid lease payments under the original lease.

Equity Method Investments

We account for our 40.7% ownership interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”) under the equity method of accounting. Under this method, we record our proportionate share of BDVB’s net income or loss and adjust the carrying value of the investment accordingly.

During fiscal 2025, cumulative equity losses reduced the carrying value of our investment in BDVB to zero. Once an equity-method investment is reduced to zero, we discontinue recognizing additional losses unless we have guaranteed obligations or otherwise committed to providing additional financial support, which we have not done. Determining whether additional losses should be recognized requires judgment regarding the nature of our involvement and any potential obligations.

We also evaluate equity-method investments for impairment if events or circumstances indicate that the decline in value may be other-than-temporary. This assessment requires judgment regarding the affiliate’s financial condition and prospects.

Impairment of Related-Party Investment (NGI Corporation)

Prior to 2023, we made a series of equity investments in NGI Corporation (“NGI”), a related party, resulting in an aggregate carrying value of $304,000. During fiscal 2025, we evaluated the recoverability of this investment. We determined that indicators of impairment were present, including recurring operating losses at NGI and insufficient capital to sustain operations without continued external financing.

Because there were no observable market transactions or other valuation inputs to support the investment’s carrying value, management concluded that the decline in value was other than temporary. Accordingly, we recorded a full impairment charge of $304,000 during fiscal 2025. Following our foreclosure on the water bottle inventory in satisfaction of outstanding loans to NGI, we recorded a $216,718 adjustment to reduce the inventory’s value to its estimated net realizable value of $574,000.

Determining whether an investment is impaired and whether any impairment is other-than-temporary requires significant judgment regarding financial performance, liquidity, and future prospects of the investee. Changes in these factors could affect the timing and amount of impairment charges.

Contingencies and Litigation Reserve

The Company is involved in a legal dispute with the landlord of its former Village Bier Garten location in Cocoa, Florida. In connection with the Company’s cessation of operations and subsequent assignment of the lease to a third party in January 2025, the landlord asserted a claim for unpaid rent and other amounts under the lease and initiated litigation against the Company.

As of December 28, 2025, the Company recorded an accrued liability of $215,000, representing the remaining contractual lease payments associated with unpaid rent under the original lease agreement.

The determination of this liability required significant judgment. In evaluating the appropriate amount to record, management considered the nature of the landlord’s claims, the status of the litigation, and the terms of the underlying lease. The recorded amount reflects the full contractual lease payments remaining and does not incorporate potential reductions related to the landlord’s obligation to mitigate damages or potential recoveries from the assignee of the lease.

Management believes that certain factors, including the landlord’s acceptance of rent payments from the assignee following the transfer of possession and the landlord’s obligation under Florida law to mitigate damages after regaining possession of the premises, may affect the ultimate amount of damages, if any, that could be recoverable. Additionally, the Company has asserted a claim against the assignee for approximately $200,000 in unpaid consulting fees, which could offset any amount ultimately owed.

The ultimate resolution of this matter is subject to significant uncertainty and will be determined through litigation or negotiated settlement. As a result, actual outcomes may differ materially from the amount recorded. Management will continue to monitor developments in the matter and will adjust the recorded liability as additional information becomes available.

Lease Accounting

We recognize right-of-use assets and lease liabilities for operating leases based on the present value of future lease payments. Because our leases typically do not provide an implicit rate, we estimate an incremental borrowing rate to discount lease payments. This rate is based on our estimated secured borrowing rate for a similar term. Changes in assumptions regarding discount rates, renewal options, or lease terms could materially affect the measurement of lease assets and liabilities.

Marketable Securities Valuation

We hold marketable equity securities that are measured at fair value, with changes in fair value recognized in earnings. The fair value of these securities is based on quoted market prices. Market volatility may cause significant fluctuations in unrealized gains and losses, which could materially impact our results of operations in future periods. Given the marketable securities are liquid and tradable, management does not anticipate any losses on settlement. We do not believe that fluctuations in value will impact our overall liquidity and available capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, we are required to comply with certain scaled disclosure reporting obligations. We are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part II, Item 8 of this Annual Report, “Financial Statements and Supplementary Data,” and is presented in accordance with Article 8 of Regulation S-X applicable to smaller reporting companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BT Brands, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BT Brands, Inc. and Subsidiaries (the Company) as of December 28, 2025 and December 29, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2015

Minneapolis, Minnesota

March 30, 2026

PCAOB ID: 542

PART II, ITEM 8

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2025	December 29, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$846,167	$1,951,415
Marketable securities	3,596,133	2,319,555
Receivables	54,506	69,459
Inventory	230,443	272,603
Inventory – bottled water held for resale, net	574,000	-
Prepaid expenses and other current assets	22,152	117,621
Deferred transaction costs	150,450	10,000
Assets held for sale	424,123	258,751
Total current assets	5,897,974	4,999,404

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,456,718	3,343,340
OPERATING LEASE RIGHT-OF-USE ASSETS	1,267,699	1,724,052
EQUITY METHOD INVESTMENT IN UNCONSOLIDATED AFFILIATE	-	304,439
INVESTMENT IN EQUITY AND NOTES RECEIVABLE FROM RELATED COMPANY	-	424,000
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	305,270	367,799
OTHER ASSETS, NET	21,171	37,543

Total assets	$10,745,052	$11,996,797
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$245,226	$612,059
Current maturities of long-term debt	191,531	185,009
Current operating lease obligations	358,939	274,511
Accrued expenses	421,867	371,356
Total current liabilities	1,217,563	1,442,935
LONG-TERM DEBT, LESS CURRENT PORTION	1,899,592	2,091,335
NONCURRENT OPERATING LEASE OBLIGATIONS	1,209,509	1,497,300
Total liabilities	4,326,664	5,031,570
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at December 28, 2025 and December 29, 2024	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,154,724 outstanding at December 28, 2025 and at December 29, 2024	12,309	12,309
Less cost of 306,394 common shares held in Treasury at December 28, 2025 and December 29, 2024	(499,718)	(499,718)
Additional paid-in capital	11,954,735	11,813,735
Accumulated deficit	(5,048,938)	(4,361,099)
Total shareholders’ equity	6,418,388	6,965,227

Total liabilities and shareholders’ equity	$10,745,052	$11,996,797

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended,	52 Weeks Ended,
	December 28, 2025	December 29, 2024
SALES	$13,486,629	$14,823,472

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	4,494,449	5,605,579
Labor costs	5,111,097	6,128,574
Occupancy costs	1,282,049	1,403,204
Other operating expenses	878,125	962,287
Depreciation and amortization expenses	648,704	742,860
Impairment of restaurant and right-of-use assets	215,000	371,872
General and administrative expenses	1,464,021	1,691,404
Gain on sale of assets	(242,231)	(250,000)
Total costs and expenses	13,851,214	16,655,780
Loss from operations	(364,585)	(1,832,308)

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	128,822	(93,458)
REALIZED GAIN ON MARKETABLE SECURITIES	380,764	143,340
INTEREST AND DIVIDEND INCOME	148,666	178,279
INTEREST EXPENSE	(81,621)	(99,608)
OTHER INCOME (EXPENSE)	(74,728)	13,930
IMPAIRMENT OF RELATED PARTY INVESTMENT AND RECEIVABLES	(520,718)	-
EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE	(304,439)	(415,085)
LOSS BEFORE TAXES	(687,839)	(2,105,208)
INCOME TAX EXPENSE	-	206,000
NET LOSS	$(687,839)	$(2,311,208)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.11)	$(0.37)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,154,724	6,194,842

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the 52-week periods-		Common Stock	Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, December 31, 2023	6,246,118	$12,492	$11,583,235	$(2,049,891)	$(357,107)	$9,188,729
Stock-based compensation	-	-	230,500	-	-	230,500
Treasury stock purchases	(91,394)	(183)		-	(142,611)	(142,794)
Net loss	-	-	-	(2,311,208)	-	(2,311,208)
Balances, December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	141,000	-	-	141,000
Net loss	-	-	-	(687,839)	-	(687,839)
Balances, December 28, 2025	6,154,724	$12,309	$11,954,735	$(5,048,938)	$(499,718)	$6,418,388

See Notes to Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks ended,
	December 28, 2025	December 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(687,839)	$(2,311,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	648,704	742,860
Amortization of debt issuance costs included in interest expense	4,050	5,400
Deferred taxes	-	206,000
Stock-based compensation	141,000	230,500
Unrealized loss (gain) on marketable securities	(128,822)	93,458
Realized investment gain	(380,764)	(143,340)
Loss on equity method investment	304,439	415,085
Impairment of restaurant and right-to-use assets	215,000	371,872
Gain on sale of assets	(242,231)	(250,000)
Impairment of related party investment and water bottle inventory	520,718	-
Loss on disposal of assets	-	90,087
Non-cash operating lease expense	37,989	21,096
Changes in operating assets and liabilities, net of acquisitions-
Receivables	14,953	(40,722)
Restaurant inventory	42,160	(6,270)
Prepaid expenses and other current assets	95,489	(70,375)
Other asset	16,372	-
Accounts payable	(366,833)	40,985
Accrued expenses	50,511	(108,933)
Net cash provided by (used in) operating activities	284,876	(713,505)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets of Schnitzel Haus	-	(943,000)
Proceeds from the sale of assets	550,231	250,000
Purchase of property and equipment	(172,925)	(494,064)
Loans to a related company	(290,636)	(120,000)
Purchase of secured note due from related company	(359,221)	-
Purchase of marketable securities	(4,851,623)	(2,296,923)
Repayment of loans to related company	360,000	-
Proceeds from the sale of marketable securities	4,084,631	1,419,310
Purchase of water bottle inventory	(380,861)	-
Net cash used in investing activities	(1,060,404)	(2,184,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of broker margin loan	-	(115,899)
Principal payment on long-term debt	(189,270)	(182,156)
Payment of deferred transaction costs	(140,450)	(10,000)
Purchase of treasury shares	-	(142,794)
Net cash used in financing activities	(329,720)	(450,849)
CHANGE IN CASH AND CASH EQUIVALENTS	(1,105,248)	(3,349,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,951,415	5,300,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$846,167	$1,951,415
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$77,571	$93,696
Acquisition of water bottle inventory through related party loan foreclosure	$409,857	$-
Purchase of property and equipment is included in accounts payable.	$-	$15,109

 See Notes to Consolidated Financial Statements

NOTE 1 – BUSINESS DESCRIPTION

Organization

BT Brands, Inc. (“BT Brands,” “we,” “us,” “our,” or the “Company”) was incorporated as Hartmax of NY Inc. on January 19, 2016. Effective July 30, 2018, we acquired 100% of the ownership interests of BTND, LLC (“BTND”) in exchange for shares of our common stock pursuant to a Share Exchange Agreement (the “Share Exchange”). In 2020, BT Brands Inc. was reincorporated in the State of Wyoming.

Business

As of December 28, 2025, the Company owned and operated nine restaurants and held a nonconsolidated 40.7% equity interest in an operator of five restaurants. During fiscal 2025, we owned and operated six Burger Time restaurants in the north-central United States. In July 2025, we closed a leased Burger Time location in Minot, North Dakota and subsequently converted the property to a land lease on which payments are expected to commence in 2026. The net book value of the closed location was approximately $128,000, including land and equipment, with certain equipment relocated to other Burger Time units.

We also own and operate Keegan’s Seafood Grille (“Keegan’s”), a dine-in restaurant located in Indian Rocks Beach, Florida; Pie In The Sky Coffee and Bakery (“PIE”), located in Woods Hole, Massachusetts; and Schnitzel Haus, a German-themed restaurant located in Hobe Sound, Florida. We operated The Village Bier Garten (“VBG”), a German-themed restaurant in Cocoa, Florida, during fiscal 2024 and closed the restaurant on January 3, 2025.

Burger Time restaurants offer a variety of burgers and other affordable items, including sides and soft drinks. Keegan’s has operated in Indian Rocks Beach, Florida, for more than 35 years and offers a variety of fresh seafood for lunch and dinner, along with beer and wine. PIE offers freshly baked goods, sandwiches, and locally roasted coffee. Schnitzel Haus offers German and American menu items and beer, wine, and cocktails.

Our revenues are derived primarily from the sale of food and beverages at our restaurants. We also generate revenue from retail items at PIE and Keegan’s, including apparel, and from other merchandise, which collectively represent an insignificant portion of total revenue.

Proposed Business Combination with Aero Velocity

On September 2, 2025, BT Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Merger Sub Inc., a Delaware corporation, and a direct, wholly owned subsidiary of BT Brands (“Merger Sub”) and Aero Velocity Inc., a Delaware corporation (“Aero”). Pursuant to the terms of the Merger Agreement, Aero will merge with and into the Merger Sub, with Aero continuing as the surviving corporation (the “Merger”), resulting in a combined entity (the “Merged Company”). The Merger Agreement contemplates a spin-off of shares of a newly formed subsidiary, BT Group, Inc., to BT Brands shareholders. BT Group, Inc., will retain all of BT Brands’ restaurant assets and liabilities, including cash and investments. Management of BT Group, Inc. plans to pursue a listing for BT Group common stock.

Completion of the Merger is subject to conditions, including shareholder approval. Upon the closing of the Merger, Aero shareholders will receive Merged Company Series A-1 and Series A-2 Convertible Preferred stock, with a stated value of $101,100,000, convertible into the Merged Company’s common stock at $1.48 per share. The Series A-1 shares will carry a 50-to-1, as converted, voting preference. The Series A-1 and A-2 together will represent 89% of the Merged Company’s ownership. BT Brands shareholders, along with its Advisor, Maxim Group, will retain an 11% ownership stake in the Merged Company. Concurrent with the closing of the Merger, Aero stockholders, or their designees, will invest $3 million, up to a maximum of $5 million, into newly authorized Series B Convertible Preferred of the Company.

Additional information regarding the proposed transaction can be found at the BT Brands filings on Forms 8-K and S-4 at SEC.GOV.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BT Brands, Inc., BTND, LLC, and its wholly owned subsidiaries, 10Water Street, LLC, 1519BT, LLC, and BTNDDQ, LLC. Significant intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and of revenues and expenses during the period. Our significant estimates include legal contingencies and valuation of certain long-lived assets, equity method investments, investment in and receivables from NGI Corporation and water bottle inventory. Actual results may differ from the estimates used in preparing the consolidated financial statements.

Fiscal Year

The Company’s fiscal year is a 52/53-week year, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods, which together comprise the 52-week year. Fiscal 2025 was the 52 weeks ending December 28, 2025, and Fiscal 2024 was the 52 weeks ending December 29, 2024; all references to years in this report refer to the fiscal years described above.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a recurring or nonrecurring basis in accordance with Financial Accounting Standards Board (“FASB”) guidance, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The fair value hierarchy consists of the following three levels:

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

The carrying values of cash and cash equivalents, receivables, accounts payable, and other current working capital items approximate fair value due to their short-term nature.

Equity Method Investments

Investments in entities in which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and dividends received. The Company’s share of the investee’s net income or loss is recognized in the consolidated statements of operations as equity income (loss) from unconsolidated affiliate.

Investments

Fair Value Measurements

The following is a summary of the fair value of Level 1 investments. As required, fair values have been determined by reference to quoted market prices in active markets as of the year-end indicated:

	December 28, 2025		December 29, 2024
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Common stocks	$3,269,333	$3,269,333	$2,129,986	$2,129,986
Listed limited partnership units	162,500	162,500	-	-
Exchange-traded funds	63,220	63,220	-	-
Debt securities	101,080	101,080
Real estate investment trust	-	-	189,569	189,569
Total	$3,596,133	$3,596,133	$2,319,555	$2,319,555

We hold an investment in a debt security that is classified as a trading security. Trading debt securities are recorded at quoted market price (fair value) on the consolidated balance sheets, with unrealized holding gains (losses) recognized on the statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds and may include United States Treasury Bills with a maturity of three months or less at the time of purchase. Our bank deposits often exceed the amounts insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money funds in excess of the amounts covered by insurance. We do not believe there is a significant risk related to cash.

Deferred Transaction Costs

Deferred transaction costs for the year ended December 28, 2025, primarily consist of legal and accounting fees related to our proposed At-the-Market (ATM) equity offering, which were capitalized as incurred and will be offset against the proceeds from future ATM offerings. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering occurs, any deferred transaction costs will be expensed. Total costs incurred but not accounted for as a reduction in equity were $150,450 and $10,000 as of December 28, 2025, and December 29, 2024, respectively.

Revenue Recognition

Our revenues consist principally of cash sales of food products and bank-issued credit and debit card transactions at our restaurants. We follow Accounting Standards Update (ASU) 2014-09 (ASC 606). Under ASC 606, revenues are recognized when control of promised goods or services is transferred to a customer in an amount that reflects the expected consideration for those goods or services. Our sales are recognized at the point of purchase, net of discounts, incentives, and applicable sales taxes.

Receivables

In these consolidated financial statements, receivables consist of rebates due from a primary vendor.

Inventory

Inventory consists of food, beverages, supplies, and merchandise for resale and is stated at the lower of cost (first-in, first-out method) or net realizable value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives or the term of the lease for leasehold improvements if less than its useful life:

We review long-lived assets to determine if their carrying value may not be recoverable based on estimated cash flows. Assets are evaluated at the lowest level at which cash flows can be identified, typically the restaurant level. Significant estimates are made for each restaurant’s future operating results to determine future cash flows. If such assets are concluded to be impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Estimated Useful life in years
Equipment	3-7
Leasehold Improvements	5-10
Building	15-25

Impairment and Disposal of Long-Lived Assets

Land, building, equipment, operating right-of-use assets, and certain other assets, including definite-lived intangible assets, are reviewed regularly for impairment and whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows expected to be generated and is determined at the restaurant level. If an asset is determined to be impaired, the recognized impairment is measured by the amount by which the carrying amount of the asset exceeds the fair value.

Historically, we have closed certain operating locations and liquidated the properties. We may close units in the future. We closed stores in West St. Paul, Minnesota, in 2022 and in Richmond, Indiana, in 2018. The West St. Paul location was sold in 2023 for a gain of $310,182. The Richmond location was sold in 2025 for $550,000, resulting in a gain of approximately $288,000. In 2024, we closed a leased location in Sioux Falls, South Dakota, resulting in a $90,000 loss on the disposal of equipment, which is included in 2024 operating expenses. On January 2, 2025, we closed the Village Bier Garten, sold certain equipment for $34,500 and assigned the remaining lease to an unrelated party. As a result, in 2024, we reviewed VBG’s assets for impairment and recorded an impairment loss of $371,872. A BTND location in Ham Lake, Minnesota, was closed in January 2025. We are evaluating options for the property, including its sale, the proceeds of which we estimate will exceed its net book value of $424,000.

Leases

Three of our restaurant locations are subject to leases. We evaluate leases at commencement to determine whether they are operating or finance leases. Under FASB ASC Topic 842, we recognize operating and finance lease liabilities based on the present value of the minimum future lease payments over the expected lease term and recognize a corresponding right-of-use asset. We recognize lease expense related to operating leases on a straight-line basis. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available as of the commencement date to determine the present value of the lease payments. For lease agreements that contain both lease and non-lease components, the Company has elected to account for the lease and non-lease components as a single lease component. The Company has elected not to apply the requirements of ASC 842 to short-term leases. Short-term leases are defined as leases with lease terms of twelve months or less as of the commencement date. At lease inception, we determine the likelihood of exercising any future lease option periods. Where we are reasonably certain to exercise our renewal option, we include that option period in calculating the present value of future lease payments. See Note 5 for additional information.

Minot Ground Lease

The Company closed its Burger Time restaurant location in Minot, North Dakota, in July 2025. On September 9, 2025, the Company entered into a ground lease agreement with a third party related to the Minot property. During 2025, the Company wrote-off the remaining net book value of the building, approximately $47,000, which is included in the gain on sale of assets and recorded a charge for the estimated demolition cost of the existing building. Substantially all of the equipment at the location was either fully depreciated or relocated for future use.

The Minot ground lease provides for an initial base rent of $5,833 per month, with rent commencing on the earlier of (i) the date the tenant opens for business at the location or (ii) August 25, 2026 (the “Commencement Date”). The initial lease term is 15 years from the Commencement Date and includes six renewal options, each for five years.

The lease qualifies as an operating lease under Accounting Standards Codification Topic 842, Leases (“ASC 842”). As of December 28, 2025, the Company had not recognized any lease revenue under this agreement because the commencement date had not yet occurred. The Company will recognize rental income on a straight-line basis over the lease term beginning on the Commencement Date.

Goodwill, Other Intangible Assets, and Other Assets

Goodwill is not amortized. Goodwill is tested for impairment annually or more frequently if the conditions indicate additional review is necessary. The Company assesses qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount and if it is necessary to perform the qualitative goodwill impairment test. The Company has one reporting unit. If the Company conducts the quantitative test, it compares the carrying value of the reporting unit to an estimate of the reporting unit’s fair value to identify potential impairment. The fair value of the reporting unit is estimated using a discounted cash flow model. Where available and appropriate, comparable market multiples are used to corroborate the results of the discounted cash flow models. In determining estimated future cash flow, the Company considers and applies certain estimates and judgments, including current and projected market income levels based on management’s plans, business trends, prospects, economic conditions, and market participant considerations. If the estimated fair value of the reporting unit is less than the carrying value, a goodwill impairment loss is recorded for the difference, up to the amount of the total goodwill. During the year ended December 28, 2025, no impairment losses were identified. The cost of other intangible assets is amortized over the expected useful life.

Advertising and Marketing Costs

We record advertising and marketing costs as incurred as an expense. Advertising expenses for fiscal years 2025 and 2024 totaled $54,921 and $59,438, respectively.

Income Taxes

We account for income taxes under ASC 740, Accounting for Income Taxes, using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. ASC 740 requires the net of deferred tax assets and deferred tax liabilities to be presented as a single amount on the balance sheet. It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense (benefit).

Per Common Share Amounts

Net income (loss) per common share is computed in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding plus the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the computation of diluted net loss per share when their effect would be anti-dilutive

For the years ended December 28, 2025, and December 29, 2024, the Company reported a net loss; therefore, all potentially dilutive securities were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive. Potentially dilutive securities include stock options, warrants, and other equity-based awards.

As of December 28, 2025, the Company excluded approximately 800 potentially dilutive shares from the computation of diluted net loss per share.

The Company had 2,746,838 five-year warrants outstanding with an exercise price of $5.50 per share issued in connection with its initial public offering on November 12, 2021. At December 28, 2025 and December 29, 2024, the exercise price of these warrants exceeded the Company’s market price per share and, therefore, the warrants were not dilutive.

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

Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock awards granted to employees, outside directors and consultants.

The Company recognizes stock-based compensation expense in its consolidated financial statements based on the grant-date fair value of equity-classified awards in accordance with ASC 718, Compensation—Stock Compensation. The grant-date fair value of stock options is estimated using the Black-Scholes option-pricing model and the simplified method for estimating expected term. Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders’ equity, net loss, or cash flows.

Recently Adopted Accounting Guidance

Segment Reporting

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-07, Improvements to Reportable Segment Disclosures, which amends ASC Topic 280, Segment Reporting. The update enhances disclosure requirements for reportable segments, including entities with a single reportable segment.

The Company has determined that it operates as a single reportable segment based on the nature of its operations and the regulatory environment in which it operates. The Company’s Chief Operating Decision Maker (“CODM”) is its executive management team, consisting of the Chief Executive Officer and Chief Financial Officer. The CODM evaluates performance and allocates resources based primarily on consolidated net income and total assets, which are consistent with the amounts reported in the consolidated statements of operations and consolidated balance sheets.

The Company adopted ASU 2024-07 on January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends ASC Topic 740, Income Taxes. This update enhances transparency by modifying disclosure requirements related to income taxes. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

The Company adopted ASU 2023-09 on January 1, 2025, using the retrospective method of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the end of the respective fiscal year:

	December 28, 2025	December 29, 2024
Land	$366,285	$435,239
Equipment	3,890,916	4,149,525
Buildings and leasehold improvements	2,412,371	2,915,784
Total property and equipment	6,669,572	7,500,548
Accumulated depreciation	(3,788,731)	(3,575,663)
Net	2,880,841	3,924,885
Less - property held for sale	(424,123)	(258,751)
Less - impairment charge	-	(322,794)
Net property and equipment	$2,456,718	$3,343,340

Depreciation expenses for 2025 and 2024 were $585,047 and $652,967, respectively.

NOTE 4 – INTANGIBLE ASSETS

At year end 2025 and 2024, based on the value of acquired assets, intangible assets comprise the following:

December 28, 2025-	Estimated Useful life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$100,000	$(41,542)	$58,458
Tradenames	15	344,000	(97,188)	246,812
		$444,000	$(138,730)	$305,270

December 29, 2024-	Estimated Useful life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to compete	3	$198,000	$(103,135)	$94,865
Tradenames	15	393,000	(70,988)	322,012
Impairment allowance		-	-	(49,078)
		$591,000	$(174,123)	$367,799

On January 2, 2025, the Company closed its Village Bier Garten location. In connection with the closure, the Company recognized an impairment of Village Bier Garten’s intangible assets in 2024.

Tradename assets are amortized over 15 years. Total amortization expense for 2025 was approximately $64,000. The total amortization of intangible assets, including the covenants not to compete, will approximate $56,300 in 2026, $36,800 in 2027, $22,900 per year through 2036, and approximately $5,600 in 2037.

Total amortization expense of approximately $90,000 for intangible assets in 2024 included $11,660 to write off the intangible asset related to the Company’s former franchise asset upon termination of the franchise agreement. This amount was included in other assets in the 2024 consolidated balance sheet.

NOTE 5 – LEASES

In connection with the acquisition of Keegan’s, the Company entered into a lease for approximately 2,800 square feet of restaurant space. The lease has a term of 131 months and provides for an initial base rent of $5,000 per month, with annual increases equal to the greater of 3% or the Consumer Price Index (CPI). Current monthly base rent is $5,628. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales taxes.

The lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $624,000. The operating lease liability was $458,587 as of December 28, 2025, and $505,626 as of December 29, 2024, discounted using a rate of 3.75%, and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

Upon acquisition of the PIE assets, the Company entered into a lease for approximately 3,500 square feet of restaurant and bakery production space. The lease has an initial term of 60 months and provides for an initial base rent of $10,000 per month, with a 3% annual escalation beginning after the first 24 months. Current monthly base rent is $10,609. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales taxes.

The PIE lease includes three five-year renewal options exercisable at the Company’s option. The lease is accounted for as an operating lease. At lease commencement, the Company determined that it is reasonably certain to exercise the initial five-year renewal option and therefore included this period in the lease term. As a result, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $1,055,000.

The operating lease liability related to the PIE lease was $771,907 as of December 28, 2025 and $847,949 as of December 29, 2024, discounted using a rate of 4.5%, and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

In May 2025, in connection with the acquisition of Schnitzel Haus, the Company assumed the remaining 44 months of the restaurant’s approximately 4,200-square-foot lease, with a monthly base rent of approximately $5,400.

The Schnitzel Haus lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of $182,478. The operating lease liability related to this lease was $122,953 as of December 28, 2025, and $161,774 as of December 29, 2024, discounted using a rate of 6.5%, and is reflected as a liability in the accompanying consolidated balance sheets.

Village Bier Garten Lease –

The Company’s acquisition of Village Bier Garten assets in 2023 included a 60-month triple-net lease for approximately 3,000 square feet of restaurant space. The lease provided for initial rent of approximately $8,200 per month, subject to annual escalation of 3%.

On January 2, 2025, the Company ceased operations at the Village Bier Garten location in Cocoa, Florida and entered into an agreement to assign the lease to a third party. Following the transfer of possession, the assignee operated a restaurant on the premises and made rent payments directly to the landlord for several months, which the landlord accepted. In November 2025, the landlord issued a notice of default alleging nonpayment of rent beginning in August 2025. The landlord subsequently regained possession of the premises denied the Company further access and initiated legal proceedings seeking recovery of amounts allegedly due under the lease. The landlord is currently seeking a replacement tenant.

As a result of the cessation of operations and loss of use of the premises, the Company evaluated the related right-of-use asset for impairment in accordance with ASC 842 and ASC 360 and recorded a full impairment charge of approximately $215,000 during the year ended December 28, 2025.

Given the outstanding litigation seeking acceleration of the unpaid rent under the lease, as of December 28, 2025, the Company has included a net lease liability of approximately $215,000 representing approximately total unpaid lease payments under the full lease term including 2025 in the current amount payable.

The ultimate resolution of the matter is subject to ongoing litigation and may differ from the amounts recorded.

Following is a schedule of the approximate minimum future lease payments on the operating leases as of January 1, 2023, including amounts assuming we exercise to extend leases where we believe that exercise of the option is likely.

The following table presents future minimum lease payments under the Company’s operating leases as of December 28, 2025, including amounts related to the PIE lease, assuming exercise of the initial five-year renewal option, which the Company believes is reasonably certain:

YEAR	Lease Payments
2026	$403,939
2027	322,686
2028	219,824
2029	214,859
2030	215,034
Thereafter	347,669
Total future minimum lease payments	1,724,011
Less - interest	(155,563)
Present value of lease obligations	$1,568,448

The weighted-average remaining lease term of the Company’s operating leases was approximately 5.6 years, and the weighted-average discount rate was approximately 4.50%.

The Company is unable to readily determine the interest rate implicit in its leases. Therefore, the discount rate used represents the Company’s estimated incremental borrowing rate at lease commencement for a similar term, collateralized by the leased assets.

Total operating lease expense was approximately $326,000 and $408,696 for the years ended December 28, 2025, and December 29, 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities totaled approximately $288,000 in 2025 and $330,000 in 2024.

Variable lease costs were approximately $37,000 in 2025 and $57,525 in 2024.

In 2025, we paid approximately $1,350 per month for our corporate office under a month-to-month rental arrangement.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss (“NOL”) and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are anticipated to be reversed. The effect of changes in tax laws or rates is recognized in income in the period of enactment.

Deferred Tax Assets and Valuation Allowance

As of December 28, 2025, the Company had gross deferred tax assets of approximately $1,303,000, primarily attributable to federal and state net operating loss carryforwards, stock-based compensation, and impairment-related temporary differences. Management evaluates the realizability of deferred tax assets quarterly, considering all available positive and negative evidence, including historical operating results, cumulative losses, projected future taxable income, the scheduled reversal of deferred tax liabilities, and tax planning strategies. If sufficient positive evidence becomes available to support the realization of deferred tax assets, the valuation allowance may be reduced or reversed in a future period. As of December 28, 2025, the Company recorded a valuation allowance of $933,000 (December 29, 2024 – $616,000). After consideration of deferred tax liabilities, the Company had no net deferred tax asset recorded on the balance sheet on December 28, 2025, and December 29, 2024.

Net Operating Loss Carryforwards

As of December 28, 2025, the Company had federal net operating loss carryforwards of approximately $2.8 million and state net operating loss carryforwards of approximately $3.0 million.

Federal NOLs generated after 2017 may be carried forward indefinitely but are generally limited to 80% of taxable income in any future year. Certain state NOLs begin to expire in 2037, while others may be carried forward indefinitely, subject to applicable state limitations.

If ownership changes occur, the Company’s ability to utilize its NOL carryforwards may be limited under Internal Revenue Code Section 382.

Components of Deferred Tax Assets and Liabilities

The tax effects of temporary differences and carryforwards are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$700,000	$813,000
Stock-based compensation	157,000	127,000
Impairments	179,000	-
Equity method losses	261,000	144,000
Other	6,000	-
Total deferred tax assets	1,303,000	1,084,000
Less: valuation allowance	(990,000)	(616,000)
Total deferred tax assets, net	313,000	468,000
Deferred tax liabilities:
Property and equipment tax depreciation difference	(278,000)	(430,000)
Unrealized (gain) on short-term investments	(10,000)	(21,000)
Goodwill	(25,000)	(17,000)
Total deferred tax liabilities	(313,000)	(468,000)
Net deferred tax asset	$-	$-

The following table summarizes the components of the provision for income taxes:

	2025	2024
Current income tax expense	$-	$-
Deferred income tax (benefit) expense	374,000	(410,000)
Change in valuation allowance	(374,000)	616,000
Total income tax expense	$-	$(206,000)

Total income tax expense for the years ended December 28, 2025, and December 29, 2024, differed from the amounts computed by applying the U.S. Federal statutory tax rate of 21% to pre-tax income as follows:

	2025		2024
	Amount	%	Amount	%
U.S. federal statutory income tax rate	$(145,000)	(21.0)	$(442,000)	(21.0)
State income tax benefit, net of federal tax benefit	(26,000)	(3.7)	(63,000)	(2.9)
Equity method investment loss	-	-	87,000	4.2
Adjustments to deferred tax assets related to prior periods	(196,000)	(28.5)	-	-
Other	(7,000)	(1.1)	(8,000)	0.1
Change in valuation allowance	374,000	54.3	616,000	26.6
Change in unrecognized benefit	-	-	-	-
Tax credits	-	-	-	-
Income tax expense	$-	0.0	$206,000	8.9

There is no current income tax expense for the United States, foreign or state jurisdictions for fiscal 2025, In addition, no cash was paid for income taxes during the 2025 or 2024 fiscal years.

Accounting Standards require that deferred tax assets and liabilities, along with any related valuation allowance, be classified as a noncurrent item on the balance sheet.

The Company had no accrued interest or penalties relating to income tax obligations and is not currently subject to any federal or state income tax examinations. The Company has not had any federal or state income tax examinations since its inception. The Company’s federal and state income tax returns remain subject to examination by tax authorities for the three most recent tax years. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years before 2022.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consisted of the following at the end of the respective reporting periods:

	December 28, 2025	December 29, 2024
Accrued real estate taxes	$44,744	$46,401
Accrued payroll and payroll taxes	225,866	184,126
Accrued sales taxes payable	54,231	57,706
Accrued vacation pay	30,000	17,663
Accrued gift card liability	46,779	38,425
Other accrued expenses	20,247	27,035
	$421,867	$371,356

NOTE 8 – SHAREHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.002 per share, and up to 2,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock is currently undesignated and may be issued from time to time in one or more series with such rights, preferences, and privileges as determined by the Company’s board of directors.

As of December 28, 2025, and December 29, 2024, 6,154,724 shares of common stock were issued and outstanding, and no shares of preferred stock were issued or outstanding.

Initial Public Offering and Warrants

On November 12, 2021, the Company completed its initial public offering (“IPO”) of units, each consisting of one share of common stock and one five-year stock purchase warrant exercisable to purchase one share of common stock at an exercise price of $5.50 per share. The Company may redeem the warrants under certain conditions.

In the IPO, the Company issued 2,400,000 shares of common stock and an aggregate of 2,760,000 stock purchase warrants, which included 360,000 warrants issued to the underwriters pursuant to a partial exercise of their overallotment option at $0.01 per warrant. The estimated fair value of the warrants at the date of issuance, net of the exercise proceeds, was $360,000 and was recorded as an additional cost of the offering. After deducting underwriting discounts, commissions, and other offering costs, the Company received net proceeds from the IPO of $10,696,575.

During 2022, holders exercised 13,612 public warrants for aggregate proceeds of $74,866. As of December 28, 2025, 2,746,838 public warrants remained outstanding, each exercisable to purchase one share of common stock at an exercise price of $5.50 per share. All remaining public warrants expire on November 12, 2026, unless earlier exercised or redeemed in accordance with their terms.

Share Repurchase Authorization

On June 6, 2024, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to 625,000 shares of its common stock, representing approximately 10.0% of the Company’s outstanding shares at the time of authorization (the “Repurchase Program”). There is no predetermined overall limit on the aggregate purchase price of shares that may be repurchased under the Repurchase Program.

As of December 28, 2025, the Company had repurchased an aggregate of 306,394 shares, including 91,394 shares under the Repurchase Program, all of which were repurchased during fiscal 2024. As a result, the Company may repurchase up to an additional 533,606 shares under the Repurchase Program. The Company expects to fund repurchases with available cash.

Repurchases may be made from time to time in open market purchases, privately negotiated transactions, or otherwise, subject to market conditions, applicable legal requirements, and other considerations. The Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The Repurchase Program does not have an expiration date.

Shares repurchased under the Repurchase Program are recorded as treasury stock and accounted for under the cost method.

At-the-Market Offering Program

On December 13, 2024, as amended on November 21, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell shares of its common stock, par value $0.002 per share, from time to time through an “at-the-market” offering program, with Maxim acting as sales agent.

Pursuant to the applicable prospectus supplement, the Company may offer and sell shares of common stock with aggregate gross sales proceeds of up to $3,565,880 under the Distribution Agreement. The shares offered pursuant to the Distribution Agreement are included within the $25,000,000 of securities that may be offered, issued, and sold under the Company’s shelf registration statement.

Under the Distribution Agreement, the Company specifies the parameters for any sales, including the number of shares to be sold, the timing of sales, any limitation on daily sales volume, and minimum acceptable prices. Sales may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

Pursuant to General Instruction I.B.6 of Form S-3, for so long as the aggregate market value of the Company’s outstanding common stock held by non-affiliates is less than $75 million, the Company may not sell securities in a primary offering with a value exceeding one-third of such aggregate market value during any 12-month period.

Under the terms of the Distribution Agreement, the Company pays Maxim a commission equal to 3.0% of the aggregate gross proceeds from each sale of shares and reimburses certain expenses, including legal fees. The Distribution Agreement contains customary representations, warranties, covenants, indemnification, and contribution provisions. Maxim is not obligated to purchase any shares as principal. Either party may terminate the Distribution Agreement upon notice in accordance with its terms.

NOTE 9 – STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company, as of December 28, 2025, may grant up to 1,000,000 stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants.

Stockholders have authorized the 1,000,000 shares available for grant under the 2019 Plan. As of December 28, 2025, there were 718,250 shares available for a grant under the 2019 Plan.

In July 2025, the Board approved a grant of 62,500 options with an exercise price of $1.50 per share. This grant included 22,500 fully vested one-year options and 40,000 options, which vested 20% on the grant date and an additional 20% on each of the following four anniversary dates.

In 2024, we issued 15,000 ten-year options to the then-existing outside members of our Board of Directors to purchase shares at $1.61 per share, and we also granted 5,000 fully vested options to a new Board member to purchase shares at $1.70 per share.

In 2023, outside of the 2019 Plan, we issued a consultant a warrant to purchase 100,000 shares at $2.50 per share, valid for seven years, with the warrants vesting monthly for over five years, provided the consultant remains in this capacity. Assuming the consulting agreement continues for its full term, we project we will recognize approximately $80,000 in stock-based compensation, including $32,000 in 2026 and 2027 and $16,000 in 2028.

As outlined in each agreement, stock options granted to employees and directors vest and expire as determined at the date of grant. Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative costs over the applicable service period. Stock-based compensation expense for 2025 was $141,000. Based on current estimates, we project approximately $121,000 in stock-based compensation expense related to options and consultant warrants over the next four years, including approximately $49,000 in 2026, $43,000 in 2027, $24,000 in 2028, and $5,000 in 2029.

On February 27, 2023, the board of directors’ Compensation Committee approved an “Incentive Shares” proposal wherein, so long as the Company’s publicly traded warrants are outstanding, senior management will be granted 250,000 shares of common stock as an award upon our share price reaching $8.50 per share for twenty consecutive trading days. The total estimated grant-date fair value of the award was determined using a lattice model with assumptions similar to those used for the stock option calculation. The total of this award was determined to be $265,000. For 2025, stock-based compensation expenses for this award totaled approximately $36,000.

We utilize the Simplified Method and the Black-Scholes option pricing model at the date of grant when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of our common stock as of the grant date;
•	Exercise price – The stated exercise price of the stock option;
•	Expected life – The simplified method;
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option;
•	Volatility – Estimated volatility;
•	Risk-free interest rate – The daily US Treasury yield corresponding to the expected life of the award.

Information regarding our stock options, including consultant warrants, is summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	319,250	$2.62	7.6	$-
Granted	20,000	1.64	9.3	-
Exercised	-	-	-	-
Canceled, forfeited, or expired	-	-	-	-
Options outstanding at December 29, 2024	339,250	$2.53	7.4	$-
Options exercisable on December 29, 2024	169,554	2.65	6.8	$-
Granted	62,500	1.50	9.3	-
Exercised	-	-	-	-
Canceled, forfeited, or expired	(20,000)	2.5	-	-
Options outstanding at December 28, 2025	381,750	$2.40	6.6	$-
Options exercisable on December 28, 2025	251,889	$2.47	5.8	$-

The Black-Scholes option-pricing model was used to estimate the fair value of stock options at the grant date, with the following weighted-average assumptions applied to grants during the year ended December 28, 2025.

	2025	2024
The average fair value of options granted during the period	$0.83	$1.14
Expected average life (in years)	2.5	6.0
Expected dividend	-	-
Expected stock volatility	65%	63%
Risk-free interest rate	4.19%	3.75%

NOTE 10 – LONG-TERM DEBT

We had the following long-term debt obligations at:	December 28, 2025	December 29, 2024
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering seven BTND properties. BT Brands, Inc., and a shareholder of the Company guarantee the notes.	$2,116,522	$2,307,143
Less - unamortized debt issuance costs	(25,399)	(30,799)
Current maturities	(191,531)	(185,009)
Long-term debt, less current portion	$1,899,592	$2,091,335

Scheduled maturities of long-term debt, excluding amortization of debt issuance costs, are as follows at December 28, 2025:

Fiscal year ending--

1/3/27	$191,531
1/2/28	198,207
12/31/28	205,270
12/30/29	212,507
12/29/30	219,007
Thereafter	1,107,836
$2,134,358

NOTE 11 – ACQUISITION

On May 13, 2024, our 1519 BT, LLC subsidiary completed the purchase of certain assets from LC Food Concepts. The acquired assets comprised a business operating as a high-end German-themed restaurant with approximately 175 seats located in Hobe Sound, Florida, doing business as “Schnitzel Haus. The aggregate purchase price was $943,000, including $850,000 paid at closing as payment for certain assets, separate payments of $65,000 for inventory on hand at closing, and $28,000 for the purchase of a utility vehicle and other items used in the business. With the acquisition, we assumed the seller’s remaining lease obligation of $5,400 monthly for 44 months. Aside from the lease obligation, no liabilities of the seller were assumed in the purchase of assets. A summary of the assets acquired is approximately as follows:

Property, including leasehold improvements and equipment	$625,000
Intangible covenant not to compete	100,000
Inventory	65,000
Vehicle and other	28,000
Operating lease right-of-use asset	182,878
Total identifiable assets acquired	1,000,878
Operating lease liability	(182,878)
Net identifiable assets acquired	818,000
Goodwill	125,000
Purchase price	$943,000

NOTE 12 – RELATED PARTY TRANSACTIONS

NGI Corporation

Equity Investment and Impairment -

Before 2023, BT Brands, Inc. (“BT Brands” or the “Company”) made a series of equity investments in NGI Corporation (“NGI”), resulting in a minority ownership interest with an aggregate carrying value of $304,000. As of September 28, 2025, the Company evaluated the recoverability of its investment and concluded that impairment indicators were present, including recurring operating losses at NGI and insufficient capital to sustain operations without continued external financing. In addition, there were no observable market transactions or other valuation inputs to support the investment’s carrying value.

Based on this assessment, the Company determined that its equity investment in NGI was impaired and recorded an impairment charge of 304,000 as of September 28, 2025, fully writing down the carrying value of its equity investment.

NGI Loan Agreements, Foreclosure, and Inventory Acquisition and Allowance -

The Company also provided loans to NGI and purchased inventory from NGI in the ordinary course of business. During fiscal 2025, the Company advanced additional loans to NGI and funded certain costs related to aluminum water bottles inventory totaling $670,718. In connection with these transactions, the Company took ownership of bottle inventory with a carrying value of $380,861.

Effective December 26, 2025, the Company exercised its rights under loan agreements with NGI that provided the Company with a senior secured interest in substantially all of NGI’s assets. investment in and receivables from NGI Corporation. As a result of the foreclosure and prior purchases, the Company held Bottle Inventory with a gross carrying value of $790,718 as of December 28, 2025, representing approximately 850,000 bottles. The Bottle Inventory is recorded within current assets at the lower of cost or net realizable value. Based on management’s evaluation of expected selling prices and estimated costs to sell, the Company recorded a write-down of $216,718, reducing the carrying value of the Bottle Inventory to its estimated net realizable value of $574,000 as of December 28, 2025. Management is actively pursuing third-party sales of the Bottle Inventory; however, the amount and timing of any proceeds cannot be predicted with certainty.

As of December 28, 2025, and to reflect the foreclosure of the remaining loans to NGI, physical control of the bottle inventory is as follows:

	Investment in NGI	Loan Activity		Bottle Inventory
Balance, December 31, 2023	$304,000	$		$-
2024 Activity	-		120,000	-
Balance, December 29, 2024	304,000		120,000	-
Loans to NGI			290,636	-
Water bottle inventory payments				380,861
Acquisition of NGI secured promissory note			359,221	-
Allowance for impairment	(304,000)		-	-
Loan repayment, June 2025			(360,000)
Foreclosure on the bottle inventory collateral			(409,857)	409,857
Allowance to reduce the value of bottles to the estimated net realizable value			-	(216,718)
Balance, December 28, 2025, reflected as inventory — bottled water available for sale	$0		$0	$574,000

NGI Related Party Matters-

Kenneth Brimmer, the Company’s Chief Operating Officer, serves as a member of NGI’s board of directors and as Chief Financial Officer. Effective April 1, 2025, Gary Copperud resigned from NGI’s board of directors.

Bagger Dave’s Burger Tavern, Inc.-

On June 2, 2022, the Company purchased 11,095,085 shares of common stock of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s” or “BDVB”), representing approximately a 40.7% ownership interest at the time of purchase, for an aggregate purchase price of $1,260,000. The Company accounts for its investment in BDVB under the equity method of accounting because it has the ability to exercise significant influence over BDVB’s operating and financial policies but does not control the entity.

Bagger Dave’s operates five casual dining restaurants and bar locations, including three locations in Michigan and one location each in Fort Wayne, Indiana and Centerville, Ohio. BDVB’s common stock is quoted on the OTC Pink market, and BDVB files quarterly and annual financial information with OTC Markets Group, Inc. under the Alternative Reporting Standard. Financial information reported by BDVB is not required to be audited.

During the first fiscal quarter of 2026, BDVB sold its closed Chesterfield, Michigan, leasehold interest for approximately $400,000 in a combination of notes and cash. BDVB expects to recognize a gain of approximately $350,000 related to this sale.

As of December 28, 2025, and December 29, 2024, the carrying value of the Company’s investment in BDVB was $0 and $304,439, respectively. During fiscal 2025, the Company’s cumulative share of BDVB’s net losses exceeded the carrying value of its investment, resulting in a reduction of the investment balance to zero. In accordance with applicable accounting guidance, the Company ceased recognizing additional equity losses after the carrying value of the investment was reduced to zero, as the Company has not committed to providing additional financial support to BDVB and has not guaranteed any of its obligations.

The Company’s proportionate 40.7% share of BDVB’s net loss for the period was $386,559, of which $304,439 was recognized as equity in loss of unconsolidated affiliate in the Company’s consolidated statements of operations, reducing the carrying value of the investment to zero. The remaining portion of the Company’s share of BDVB’s losses was not recognized. The Company discontinued recognizing additional losses after the investment balance reached zero. The Company will resume recognizing its share of BDVB’s earnings, if any, only after its equity in cumulative unrecognized losses have been recovered.

The following tables present unaudited summary financial information of BDVB as of and for the periods indicated, as reported by BDVB:

Balance Sheet Information -	December 28, 2025	December 29, 2024
Total current assets	$173,665	$1,012,529
Total noncurrent assets, net	1,650,620	2,154,049
Total assets	1,824,335	3,166,578

Total current liabilities	615,819	711,014
Total noncurrent liabilities	1,136,980	1,048,091
Total liabilities	1,752,799	2,119,105
Stockholders’ equity	71,536	1,047,473
Total liabilities and stockholders’ equity	$1,824,335	$3,166,578

Statements of Operations information -	December 28, 2025	December 29, 2024
Revenue	$5,078,924	$7,176,536
Depreciation and amortization	(323,268)	(527,274)
Other costs and expenses	(5,698,417)	(7,696,912)
Net loss	$(942,771)	$(1,047,650)

Officers of BT Brands, Inc. also serve as officers and directors of Bagger Dave’s Burger Tavern, Inc. BT Brands owns approximately 40.7% of the outstanding shares of Bagger Dave’s. The investment is accounted for on the equity method. The BT Brands Officers received no compensation from Bagger Dave’s in 2025, and there were no additional related party transactions.

Related Party Employment

Blake Copperud,  son of the Company’s Chief Executive Officer, is employed by the Company as a full-time Operations Specialist. Total compensation for the year ended December 28, 2025, was approximately $100,000, including a $40,000 discretionary bonus earned and accrued during the year. In addition, the Company granted Blake Copperud options to purchase 20,000 shares at $1.50 per share. As of the grant date, the fair value of the option grant was approximately $24,000. The options vest over four years, with 4,000 options immediately vested. Total compensation for a partial year of employment in 2024 was approximately $24,000, consisting of salary.

The terms of employment, including compensation, were established by management.

NOTE 13 – MAJOR VENDORS

We purchase products from a variety of vendors. The food supply business is highly competitive, and the Company has several alternative suppliers available. In July 2024, BTND changed its primary supplier relationship. For the year ended December 28, 2025, approximately 38.7% of our food and paper cost of goods sold was attributable to product purchases from a single vendor. On December 28, 2025, the amount due to the major vendor totaled approximately $14,000. On December 29, 2024, the amount due to the former primary vendor was $257,268.

NOTE 14 – CONTINGENCIES

Village Bier Garten Lease Litigation

The Company’s acquisition of Village Bier Garten assets in 2023 included a 60-month triple-net lease for approximately 3,000 square feet of restaurant space. The lease provided for initial rent of approximately $8,200 per month, subject to annual escalation of 3%.

On January 2, 2025, the Company ceased operations at the Village Bier Garten location in Cocoa, Florida and entered into an agreement to assign the lease to a third party. Following the transfer of possession, the assignee operated a restaurant on the premises and made rent payments directly to the landlord for several months, which the landlord accepted.

In November 2025, the landlord issued a notice of default asserting nonpayment of rent beginning in August 2025. The landlord subsequently filed a lawsuit against 1519BT, LLC and BT Brands, Inc., seeking recovery of unpaid rent and other amounts allegedly due under the lease. The lease agreement was not formally terminated, however, under the terms of the lease the landlord took full possession of the premises through court proceedings and the landlord is currently seeking a replacement tenant.

The Company disputes the landlord’s claims and intends to defend the matter. The Company believes that the landlord’s acceptance of rent payments from the assignee following the transfer of possession, as well as the landlord’s obligation under Florida law to mitigate damages following repossession of the premises, may affect the amount of any adjudicated damages, if any, that could ultimately be recoverable. The Company also believes it has contractual rights against the assignee for any amounts that may be determined to be payable under the lease and has asserted a separate claim for approximately $200,000 in unpaid consulting fees.

As of December 28, 2025, the Company fully wrote down the remaining book value of the right-to-use asset of approximately $215,000, representing approximating the remaining contractual lease payments associated with unpaid rent under the original lease agreement.

The recorded amount does not reflect any reduction for the landlord’s obligation to mitigate damages or the Company’s potential recovery from the assignee. The ultimate outcome of the matter will be determined through litigation or negotiated settlement and may differ from the amount recorded. Management will continue to evaluate the matter and adjust the recorded liability as additional information becomes available.

Other Matters

In the ordinary course of business, the Company may be subject to claims, legal proceedings, and regulatory matters arising from its operations, including employment practices, contractual disputes, personal injury claims, food safety matters, and other matters typical of the restaurant industry.

As of December 28, 2025, the Company was not a party to any material pending legal or regulatory proceedings other than the lease-related matter described above. The outcome of any such matters is inherently uncertain.

The Company accounts for loss contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is both probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible or cannot be reasonably estimated, the Company provides disclosure but does not record an accrual.

NOTE 15 – SUBSEQUENT EVENT

Bagger Dave’s Burger Tavern, Inc.

During the first quarter 2026, Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated equity method investee of the Company, completed the sale of its former Chesterfield, Michigan, leasehold interest for aggregate consideration of approximately $400,000, consisting of cash and promissory notes. BDVB expects to recognize a gain on the transaction in the first quarter of fiscal 2026. This transaction did not affect the carrying value of the Company’s investment in BDVB as of December 28, 2025, and has not resulted in the recognition of any equity income by the Company.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. No matter how well conceived and operated, a control system can provide only reasonable, not absolute, assurance that its objectives are met.

As of December 28, 2025, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 28, 2025, due to the material weaknesses in our internal control over financial reporting described below.

In light of this, our management has conducted additional analysis. It has been concluded that, notwithstanding these material weaknesses in our internal controls over financial reporting, the consolidated financial statements for the periods covered by and including this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As a result of this evaluation, management has concluded that, as of December 28, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below.

(c) MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 28, 2025, management identified a material weakness that originated in fiscal year 2022 and continues to affect its design of controls over the accounting and reporting of significant, nonrecurring events and complex transactions.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of the annual or interim financial statements, which would not be prevented or detected.

(d) REMEDIATION PLAN

The Company has an ongoing improvement and remediation plan for the identified material weakness. In the future, transactions that are considered complex may require the Company to engage experts to assist with accounting for significant non-recurring events and complex transactions.

The remediation actions are subject to ongoing review by senior management and oversight by the Audit Committee. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness.

(e) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In addition to the matters discussed previously, the Company has considered engaging consultants as an extension of management to assist with accounting for acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our fiscal year ended December 28, 2025, that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

Item 9B. Other Information.

Insider Trading Arrangements

During the registrant’s last fiscal quarter, no director or officer (as defined in Rule 16a-1(f)) adopted, modified, or terminated (i) any contract, instruction, or written plan for the purchase or sale of the registrant’s securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (ii) any “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report:

Name	Age	Position
Executive Officers and Directors:
Gary Copperud	68	Chief Executive Officer and Chairman
Kenneth Brimmer	70	Chief Operating Officer and Chief Financial Officer
Allan Anderson	72	Director
Terri Tochihara-Dirks	64	Director
Fred Croci	78	Director

Background Information about our Officers and Directors

Gary Copperud has served as the Company’s Chief Executive Officer and a director since July 31, 2018, and Chairman since 2025. He was a founding member of the predecessor to BT Brands in 2007. Mr. Copperud was a founding shareholder of Next Gen Ice, Inc., now NGI Corporation. Since April 1, 2025, he served as the chairman of its board of directors. Mr. Copperud has served as CEO and a director of Bagger Dave’s Burger Tavern since June 2022. Mr. Copperud is self-employed in real estate investment and development. We believe Mr. Copperud’s tenure with Burger Time and prior experience as a member of the board of directors of a public company qualify him to serve on our board of directors.

Kenneth Brimmer has served as the Chief Operating Officer and Principal Accounting Officer since July 31, 2018, and was Chairman until April 1, 2025. Since October 2019, Mr. Brimmer has been a member of NGI Corporation’s board of directors and currently serves as Chief Financial Officer. Since June 2022, Mr. Brimmer has served as Chairman, COO, and Chief Financial Officer of Bagger Dave’s Burger Tavern, Inc. Mr. Brimmer has extensive experience with early-stage and rapidly growing businesses, having served as President, Chief Executive Officer, director, and Audit Committee Chairman at several public and private companies. Mr. Brimmer is the CEO of privately held Brimmer Company, LLC, which has provided consulting management services to BT Brands and NGI Corporation, Inc. Mr. Brimmer was a member of the board of directors of Landry’s Restaurants from June 2004 until April 2017 and served on the Audit and Compliance Committee of its Golden Nugget New Jersey Casino subsidiary. Previously, he was President of Rainforest Cafe, Inc., which grew from a start-up to more than 6,000 employees from April 1997 to April 2000, and he served as Treasurer from its inception in 1995 to April 2000. During the time Mr. Brimmer served as Treasurer of Rainforest Cafe, it raised over $200 million through a combination of private and public stock offerings. Mr. Brimmer holds a degree in accounting from Saint John’s University, Collegeville, Minnesota and worked as a certified public accountant (inactive) in Arthur Andersen & Co.’s audit division from 1977 through 1981. We believe Mr. Brimmer’s extensive career as a business executive, particularly his service as the chief operating officer of a major restaurant chain, qualifies him to serve on our board of directors.

Allan Anderson joined our board of directors as an independent director and has served as the chairman of our audit committee since our November 12, 2021, initial public offering. Mr. Anderson founded privately held ReliaFund Inc., for which he has served in various executive capacities. ReliaFund provides electronic payment processing and reporting services for small businesses. From 1975 to 1984, Mr. Anderson was employed as an Audit Manager in Arthur Andersen & Co.’s Audit Division. Mr. Anderson has served as a chief financial officer (or equivalent) for several private companies. He previously served as an independent member of the board of directors of the publicly traded STEN Corporation, including serving as Chairman of its Audit Committee. STEN Corporation is the entity from which the Company purchased its restaurant assets in 2007. Messrs. Copperud and Brimmer were also directors of STEN. Mr. Anderson holds a Bachelor of Arts degree in accounting from Southwest State University and was formerly licensed as a certified public accountant, which is now inactive. We believe Mr. Anderson is qualified to serve on our board of directors and as chair of our audit committee due to his education, accounting and audit experience, and service as chief financial officer at several companies.

Terri Tochihara-Dirks joined our board of directors as an independent director, serves as chair of our compensation committee, and is a member of the audit committee, effective as of our November 12, 2021, initial public offering. Since 2008, Ms. Tochihara-Dirks has been the co-owner, with her husband, of The Oberon Assisted Living, a privately held healthcare community in Arvada, Colorado. Her responsibilities include operations and infection prevention. From 1986 to 2006, she held various positions at AT&T, retiring as the Mountain States Region Vice President of Sales. Ms. Tochihara-Dirks has served on several not-for-profit Boards of Directors, including the Denver Chamber of Commerce and Denver Junior Achievement. Ms. Tochihara-Dirks is qualified to serve on our board, as chair of the compensation committee, and as a member of our audit committee due to her broad business experience, including operating her own business and serving as an executive at a multinational corporation.

Fred Croci has been a director and member of our Audit Committee and Compensation Committee since October 25, 2025. Since 2017, Mr. Croci has owned and managed Commercial Brokers Alliance, LLC, a real estate brokerage and consulting firm located in Fort Collins, Colorado. Mr. Croci is also Managing Broker of Commercial Broker’s Alliance NOCO, LLC, a commercial brokerage firm. He has worked in the real estate industry for more than 50 years and has owned and operated seven restaurants. While owning and operating commercial real estate brokerage firms, he has also been involved in project development, construction, management, property rehabilitation and commercial remodels, single-family and multifamily housing projects and subdivisions, self-storage and commercial new construction, property management and maintenance, fee-based client consulting and investment counseling. We believe that Mr. Croci is qualified to serve on our board, given his decades of real estate experience and his successful ownership and management of food and beverage operations.

Term of Office

All our directors will hold office until their successors have been elected and qualified, or appointed, or until the earlier of their death, resignation, or removal. Executive officers are appointed and serve at the board of directors’ discretion.

Family Relationships

There are no family relationships among our directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and ten percent stockholders to file initial reports of ownership and announcements of changes in ownership of our common stock with the SEC. Directors, executive officers, and ten percent of stockholders must also furnish us with copies of all Section 16(a) forms they file. Based upon a review of these filings, we believe all required Section 16(a) reports were made during 2025.

Board Composition

Our bylaws provide that the size of our board of directors will be determined from time to time by the resolution of our board of directors. Currently, our board comprises five members, three of whom qualify as “independent” directors under any applicable standard.

Election of Directors

Our bylaws provide that a majority of our stockholders will elect a member of our board of directors.

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

Our board of directors has evaluated the independence of its members in accordance with NASDAQ and SEC rules. Applying these standards, our board of directors determined that Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Croci are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. The other seated directors will not be considered independent because each is an officer of the Company.

Leadership Structure of the Board

Our bylaws provide our board of directors with the flexibility to combine or separate the positions of Chairman of our board of directors and Chief Executive Officer, in accordance with its determination that either structure would be in the Company’s best interests.

The board of directors currently combines the roles of Chief Executive Officer and Chairman of the board of directors. The board believes that this leadership structure promotes unified leadership and direction for the Company and facilitates effective execution of its strategic initiatives. In this combined role, the Chief Executive Officer and Chairman is responsible for setting the strategic direction of the Company, overseeing its day-to-day operations, presiding over meetings of the board of directors, setting board agendas, and facilitating communication between management and the board.

The board of directors continues to believe that it should maintain the flexibility to determine the appropriate leadership structure based on the Company’s needs and the best interests of its stockholders. Accordingly, the board may determine in the future to separate or combine the roles of Chief Executive Officer and Chairman of the board of directors.

Role of the Board in Risk Oversight Process

Our board of directors has oversight responsibility for the risk management process. The board of directors exercises its oversight function through committees, retaining responsibility for overall risk oversight. The committee chairs will be responsible for reporting findings regarding material risk exposure to the board of directors as quickly as possible. The board of directors delegates to the audit committee oversight responsibility to review our code of ethics, including whether the code of ethics is successful in preventing illegal or improper conduct, and our management’s risk assessments and management financial risk management policies, including the policies and guidelines used by management to identify, assess and manage our exposure to financial risk. Our compensation committee assesses and monitors any significant compensation-related risk exposure and the steps management should take to monitor or mitigate such exposure.

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

The following table sets forth the members of each board committee as of December 28, 2025, and the number of meetings held by the board and committees during our year ended December 28, 2025:

Director	Board of Directors	Audit Committee	Compensation Committee
Gary Copperud	X
Kenneth Brimmer	X
Allan Anderson	X	Chair	X
Terri Tochihara-Dirks	X	X	Chair
Fred Croci	X	X	X
Number of meetings held	6	2	0

The primary functions of each committee of the board are described below:

Audit Committee

Our audit committee comprises Mr. Anderson, Ms. Tochihara-Dirks, and Mr. Croci. Our board of directors has determined that all of the members of the Audit Committee are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Anderson is the chair of the audit committee. Our board of directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. Our independent registered public accounting firm and management periodically met privately with our audit committee four times during 2025.

Our audit committee assists our board of directors in overseeing our accounting and financial reporting processes and the audits of our financial statements. Under its charter, our audit committee is responsible for, among other things:

•	selecting, retaining, and replacing independent auditors and evaluating their qualifications, independence, and performance;
•	reviewing and approving the scope of the annual audit and audit fees;
•	discussing with management and independent auditors the results of the annual audit and review of quarterly financial statements;
•	reviewing the adequacy and effectiveness of internal control policies and procedures;
•	approving the retention of independent auditors to perform any proposed permissible non-audit services;
•	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;
•	Preparing the audit committee report that the SEC requires in our annual proxy statement; and
•	Reviewing and evaluating the Audit Committee’s performance, including compliance with its charter.

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

Our compensation committee assists our board of directors in discharging its responsibilities relating to the compensation of our executive officers. Under its charter, our compensation committee is responsible for, among other things:

•	recommending to our board of directors for approval of compensation and benefit plans;
•	reviewing and approving goals and objectives annually to serve as the basis for the CEO’s and COO’s compensation, evaluating performance and determining executive compensation;
•	retaining or obtaining the advice of a compensation consultant, outside legal counsel, or other advisors;
•	approving any grants of stock options, restricted stock, performance shares, stock appreciation rights, and other equity-based incentives to the extent provided under our equity compensation plans;
•	making recommendations to our board of directors regarding the compensation of non-employee directors; and
•	reviewing and evaluating the compensation committee’s performance, including compliance with its charter.

Board and Committee Meetings

During 2025, our board of directors held six meetings via video conference. Each director attended at least 75% of the aggregate number of meetings of the board of directors and meetings of the committees of the board of directors on which they serve. In addition, our board of directors acted unanimously with written consent on five occasions.

During 2025, the Audit Committee met two times and the Compensation Committee did not meet. Our independent directors meet in executive sessions without management at least quarterly. All directors participated in such meetings through the use of electronic transmission.

During 2025, each member of the Board of Directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which such person served (during the periods that such person served).

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers, and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq Listing Rules. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request. If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative, or other non-substantive amendments or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. We also intend to post any amendments to our Code of Ethics and Business Conduct, or waivers of its requirements, on our website at www.itsburgertime.com.

Insider Trading Policy

On March 14, 2025 we adopted an Insider Trading Policy that sets forth restrictions on trading in our securities and prohibits all of our directors, officers and certain employees, as well as any other person having access or potential access to material information, from entering into any purchases, sales, giving away or otherwise trading the Company’s securities while in possession of material nonpublic information about the Company or providing that information to others outside the Company, entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities; short sales; and puts, calls or other derivative securities on the Company’s securities, unless advance approval is obtained from the Company’s Chief Operating Officer. Additionally, a director, officer, or certain employee may not hold Company securities in a margin account or pledge Company securities as collateral for a loan, unless advance approval is obtained from the Company’s Chief Operating Officer. This policy also applies to the foregoing persons’ family members and friends. This policy was adopted to promote compliance with federal securities laws and applicable Nasdaq requirements. Our Insider Trading Policy allows for purchases or sales of Company securities made in compliance with a written plan that meets the requirements of Rule 10b5-1 of the Exchange Act, and sets forth the applicable trading window periods where directors and designated employees can trade in the Company’s securities.

Clawback Policy

In March 2025, our Board adopted a Clawback Policy applicable to all current and former executive officers. Under the Clawback Policy, if we are required to prepare an accounting restatement, we are required to recover from any current or former executive officers’ incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was needed. Incentive compensation includes any annual bonuses and other short- and long-term cash incentives; stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares; provided that such compensation is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure. The recoverable amount is the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The Board will determine the method for recouping incentive compensation hereunder which may include, requiring reimbursement of cash incentive compensation previously paid; seeking recovery of any gain realized on the vesting, exercise, settlement, sale, transfer, or other disposition of any equity-based awards; cancelling outstanding vested or unvested equity awards; and/or taking any other remedial and recovery action permitted by law, as determined by the Board.

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

Limitation of liability and indemnification matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Wyoming law. Consequently, our directors will not be personally liable to our stockholders or us for monetary damages for any breach of fiduciary duties as directors, except for liability for:

•	Any act or omission that involves intentional misconduct, fraud, or a knowing violation of law; or
•	any unlawful payment of distributions in violation of the Wyoming Business Corporation Act.

Each of our articles of incorporation and bylaws provides that the Company is required to indemnify our directors and officers, in each case, to the fullest extent permitted by Wyoming law. Our bylaws also obligate us to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee, or another agent for any liability arising out of their actions in that capacity regardless of whether we would otherwise be permitted to indemnify them under Wyoming law. We have entered into, and expect to continue to enter into, indemnification agreements with our directors, executive officers, and other employees, as determined by our board of directors. With specified exceptions, these agreements provide for indemnification for related expenses, including, among other things, attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation-of-liability and indemnification provisions in our articles of incorporation and bylaws may discourage stockholders from bringing lawsuits against our directors and officers for breach of fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit our stockholders and us. Further, a stockholder’s investment may be adversely affected to the extent we pay settlement costs and damages.

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the 2025 and 2024 fiscal years by our principal executive officer and principal financial officer (the named executive officers). No other officer or employee of the Company received total compensation for either 2024 or 2025, as determined in accordance with Item 402 of Regulation S-K, which exceeded $100,000:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary Copperud, Chief Executive Officer	2025	$250,000	-	-	-	-	$250,000
	2024	$250,000	-	-	-	-	$250,000

Kenneth W. Brimmer, Chief Operating Officer and Chief Financial Officer	2025	$150,000	-	-	-	-	$150,000
	2024	$150,000	-	-	-	-	$150,000

Officer Compensation

In fiscal 2025, the Company paid Gary Copperud, our Chief Executive Officer, an annual base salary of $250,000 pursuant to his employment agreement entered into in July 2022, as described below under “Employment Agreements.” Mr. Copperud did not receive any bonus or equity compensation during fiscal 2025.

During fiscal 2025, the Company paid Kenneth W. Brimmer, our Chief Operating Officer and Financial Officer, an annual base salary of $150,000. Mr. Brimmer did not receive any bonus or equity compensation during fiscal 2025.

Employment Agreement with Gary Copperud

On July 7, 2022, the Company entered into an employment agreement with Mr. Copperud pursuant to which he serves as Chief Executive Officer. The agreement provides for an annual base salary of $250,000, which the Board reviews at least annually. Mr. Copperud is also eligible to receive a yearly bonus at the discretion of the Compensation Committee.

The agreement has an initial term of three years and is automatically renewed for successive one-year periods unless either party provides notice of non-renewal. The Company may terminate the agreement with or without “cause” (as defined in the agreement), and Mr. Copperud may terminate the agreement with or without “good reason” (as defined in the agreement).

If the Company terminates Mr. Copperud’s employment for cause, or if Mr. Copperud resigns without good reason, Mr. Copperud is entitled to receive accrued but unpaid base salary, accrued but unused vacation, and any earned but unpaid bonus, in each case through the date of termination.

If the Company terminates Mr. Copperud’s employment without cause, Mr. Copperud is entitled to receive (i) accrued but unpaid base salary, accrued but unused vacation, and any earned but unpaid bonus through the date of termination, (ii) continued payment of his base salary for 12 months, and (iii) a prorated bonus for the year of termination based on performance through the date of termination. If Mr. Copperud’s employment is terminated due to death or disability (as defined in the agreement), he (or his estate, as applicable) is entitled to receive accrued but unpaid base salary, accrued but unused vacation, and any earned but unpaid bonus, in each case through the date of termination.

If, following a change in control (as defined in the agreement), Mr. Copperud resigns for good reason or the Company terminates his employment other than for cause (or fails to renew the agreement), Mr. Copperud is entitled to receive (i) accrued but unpaid base salary, (ii) accrued but unused vacation, (iii) a lump-sum payment equal to two times the sum of his base salary and bonus for the year in which the termination occurs, and (iv) accelerated vesting treatment for outstanding equity awards as provided in the agreement, including full vesting of unvested stock options and other time-based equity awards, with performance-based awards remaining subject to the applicable performance conditions.

The employment agreement does not provide for any tax gross-up or reimbursement for excise taxes that may be imposed under Sections 280G and 4999 of the Internal Revenue Code. Any such excise taxes, if applicable, would be borne solely by Mr. Copperud.

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

Eligibility

Eligibility to participate in the 2019 Plan is limited to our and our affiliates’ employees, officers, directors, and consultants, as determined from time to time by the compensation committee. Incentive stock options may be granted only to employees of the Company or its subsidiaries.

Administration

The board’s Compensation Committee administers the 2019 Plan. The compensation committee reviews and approves (or, if it deems appropriate, recommends modifications to our full board to the 2019 Plan. Subject to the terms of the 2019 Plan, the compensation committee has the authority to (i) grant and amend equity awards, (ii) interpret any provision of the 2019 Plan, any equity award, or any award agreement, and (iii) make all determinations and decisions necessary for the administration of the 2019 Plan. All determinations and decisions by the Compensation Committee under the 2019 Plan are at the Compensation Committee’s sole discretion and are binding. However, the board has retained the right to exercise the compensation committee’s authority to the extent consistent with applicable law and the applicable stock exchange requirements.

Number of Authorized Shares

The 2019 Plan permits the issuance of 1,000,000 shares of common stock upon the grant of awards.

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

Stock Options. The Plan Administrator may grant a participant the option to purchase our common stock that qualifies as an incentive stock option under Section 422 of the Internal Revenue Code (“incentive stock options”). These options do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the number, exercise price, vesting periods, and other conditions of exercise, will be determined by the Plan administrator. The Plan Administrator, in its discretion, will determine the exercise price for stock options, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

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

Restricted Shares and Restricted Units. The Plan Administrator may award a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions, such as continued employment over a specified forfeiture period and the attainment of specified performance targets over the forfeiture period. The Plan Administrator may also award to a participant Units representing the right to receive shares of common stock in the future, subject to the achievement of one or more goals relating to the participant’s completion of service and to performance or other objectives (“Restricted Units”). The Plan Administrator determines the terms and conditions of restricted shares and restricted unit awards.

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

Other Stock-Based Awards. The Plan Administrator may grant equity-based or equity-related awards referred to as “other stock-based awards,” other than options, SARs, restricted shares, Restricted Units, or performance awards. The Plan Administrator will determine the terms and conditions of each stock-based award. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

Cash-Based Awards. The Plan Administrator may grant cash-based incentive compensation awards, including performance-based annual cash incentive compensation, to covered employees subject to Section 162(m) of the Code. The Plan Administrator will determine the terms and conditions of each cash-based award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 28, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares of Stock not Vested	Market Value of Shares not Vested
Gary Copperud, Chief Executive Officer	80,000	20,000	$2.50	2/9/32	0	0
Kenneth W. Brimmer, Chief Operating Officer and Chief Financial Officer	60,000	15,000	$2.50	2/9/32	0	0

Pay Versus Performance

As a smaller reporting company, we are providing the following information pursuant to Item 402(u) of Regulation S-K for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023. This disclosure reflects the relationship between compensation actually paid (“CAP”) to our Principal Executive Officer (“PEO”). Pursuant to Item 402(v), the Company has selected Restaurant-Level EBITDA as its Company-Selected Measure, as management believes this metric best reflects operating performance and aligns with executive compensation decisions.

Pay Versus Performance Table

Year	SCT Total for PEO	Compensation Actually Paid to PEO	Net Income (Loss)	Restaurant-Level EBITDA
2025	$250,000	$250,000	$(687,839)	$1,720,909
2024	$250,000	$250,000	$(2,311,208)	$723,828
2023	$377,840	$250,000	$(887,368)	$866,524

Equity Award Adjustments to Determine Compensation Actually Paid

The following table summarizes the adjustments made to the PEO’s Summary Compensation Table total in calculating Compensation Actually Paid:

Year	Grant-Date Fair Value of Equity Awards Granted During Year (SCT)	Value at Year- End of Awards Granted During Year	Change in Fair Value of Prior Unvested Awards	Total Equity Adjustment
2025	$0	$0	$0	$0
2024	$0	$0	$0	$0
2023	$127,840	$0	$0	$127,840

The fair value of restricted stock units was determined based on the closing market price of the Company’s common stock on the applicable measurement date. The fair value of stock options was determined using a Black-Scholes option-pricing model consistent with the methodology and assumptions used for financial reporting under ASC 718. Fair value for purposes of Compensation Actually Paid was measured as of the applicable year-end or vesting date, as required by SEC rules.

No stock awards or option awards were granted to the PEO during fiscal 2024 or fiscal 2025. In addition, the PEO had no pension benefits, and no other items required adjustment under Item 402(u). Accordingly, Compensation Actually Paid to the PEO equals the PEO’s total compensation as reported in the Summary Compensation Table for these years.

Calculation of Compensation Actually Paid

Compensation Actually Paid PEO remained consistent at $250,000 for each year presented. In fiscal 2023, the Summary Compensation Table total included equity awards granted during the year, which are excluded from the calculation of Compensation Actually Paid in accordance with SEC rules. The grant-date fair value of equity awards granted in fiscal 2023 was determined in accordance with ASC 718. The Company does not maintain a defined benefit pension plan; therefore, no pension-related adjustments were required.

Relationship Between Compensation Actually Paid and Net Income

In fiscal 2024, net loss increased significantly, reflecting impairment charges and equity losses. In fiscal 2025, net loss improved substantially due to improved restaurant-level performance and the absence of impairment charges. Compensation Actually Paid remained consistent at $250,000 for each of the years presented.

Relationship Between Compensation Actually Paid and Restaurant-Level EBITDA

Restaurant-level EBITDA increased significantly in fiscal 2025 compared to fiscal 2024, reflecting improved operating performance and cost controls. Although Compensation Actually Paid remained consistent during the periods presented, the Company considers operating performance, including restaurant-level profitability, when evaluating executive compensation. Equity award valuations, when applicable, may fluctuate based on changes in stock price independent of operating results.

Director Compensation

We have not adopted a compensation program for members of our board of directors and its committees. We expect that our directors’ compensation will be designed to attract and retain qualified, committed directors and to align their compensation with our stockholders’ long-term interests. Such compensation may consist of cash for meetings attended and options or other awards to purchase our common stock at the fair market value per share on the grant date, both upon joining the board and for each year of service. Such awards will be subject to vesting as determined by the board’s Compensation Committee. Directors who are also executive officers are not entitled to compensation for their service as directors, committee members, or as chair of our board of directors or any committee of our board of directors.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation detailing the expenses incurred by such director. These include reasonable transportation and lodging costs incurred in attending any board of directors meeting.

Upon closing our IPO and listing on The Nasdaq Stock Market in the fourth quarter of 2021, Allan Anderson, Terri Tochihara-Dirks, and Steven Schussler joined our board as non-employee directors. In 2024, Steve Schussler resigned from the Board, and Fred Croci was elected to the board.

 At the time of the IPO, we agreed to pay each non-employee director $500 for each board meeting attended and $250 for each committee meeting attended. In addition, we issued to each such person fully vested options to purchase 5,000 shares of common stock under the 2019 Plan, exercisable at $5.00 per share and expiring 10 years after the grant date. In 2024, each non-employee director was granted an option to purchase 5,000 shares of common stock at an exercise price of $1.61 per share, vesting over four years. Upon joining the Board in October 2024, Fred Croci received a similar option grant.

In July 2025, Mr. Croci was granted a one-year option to purchase 7,500 shares of common stock at an exercise price of $1.50 per share, which was vested immediately. At the same time, Allan Anderson and Terri Tochihara-Dirks were each granted one-year options to purchase 2,500 shares of common stock at an exercise price of $1.50 per share, which vested immediately.

The following table sets forth all compensation awarded to, earned by, or paid to our directors for the year ended December 28, 2025. Mr. Copperud and Mr. Brimmer receive no compensation for their roles as directors, and all of their compensation is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allan Anderson	4,250	-	837	-	-	-	5,087
Terri Tochihara-Dirks	3,750	-	837	-	-	-	4,587
Fred Croci	3,500	-	2,511	-	-	-	6,011
Total	11,500	-	4,185	-	-	-	15,685

[1]

Reflects the full grant date fair value of the options granted to directors in 2025, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of our common stock beneficially owned as of March 27, 2026, by (i) each person (or group of affiliated persons) whom we know to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors and executive officers as a group. The percentage of shares beneficially owned is computed based on 6,154,724 shares of our common stock outstanding as of March 27, 2026.

We have determined beneficial ownership in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 27, 2026. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, the address of each person listed below is c/o BT Brands, Inc., 10501 Wayzata Blvd, Suite 102, Minnetonka, Minnesota 55305.

Name of Beneficial Owner	Number of Shares	Percentage
Officers and Directors
Gary Copperud (1)(2)	1,196,923	19.12%
Kenneth Brimmer (3)	155,000	2.49%
Allan Anderson (4)	10,500	*
Terri Tochihara-Dirks (5)	10,500	*
Fred Croci (6)	20,500	*
Total for all Officers and Directors	1,383,423	21.71%

5% Stockholders
Sally Copperud (1)	420,000	6.82%
Jeff Zinnecker	574,634	9.34%

__________

* Less than 1%.

(1)	Gary Copperud and Sally Copperud are husband and wife. Each such person disclaims beneficial ownership of the other’s shares of common stock.
(2)

Includes (i) 1,091,923 shares of common stock, (ii) warrants to purchase up to 5,000 shares of common stock acquired by this individual in the IPO, and (iii) options to purchase up to 100,000 shares of common stock at a price of $2.58 per share. Does not include 150,000 shares of common stock that would become issuable to Mr. Copperud pursuant to an incentive share arrangement approved on February 27, 2024, under which such shares may be granted only if (and when) the Company’s common stock reaches a closing price of $8.50 per share for 20 consecutive trading days while the Company’s publicly traded warrants remain outstanding. As of March 29, 2026, this condition had not been satisfied and no shares had been issued or were issuable under the arrangement.

(3)

Includes (i) 80,000 shares of common stock owned by Brimmer Company, LLC, an affiliate of Mr. Brimmer, and (ii) options to purchase up to 75,000 shares of common stock at a price of $2.58 per share. Does not include 100,000 shares of common stock that would become issuable to Mr. Brimmer pursuant to an incentive share arrangement approved on February 27, 2024, under which such shares may be granted only if (and when) the Company’s common stock reaches a closing price of $8.50 per share for 20 consecutive trading days while the Company’s publicly traded warrants remain outstanding. As of March 29, 2026, this condition had not been satisfied, and no shares had been issued or were issuable under the arrangement.

(4)

 Includes options to purchase up to 10,500 shares of common stock at exercise prices ranging from $1.50 to $5.00 per share that have vested or will vest within 60 days of the date of this Report; excludes options to purchase up to 3,000 shares of common stock at an exercise price of $1.61 per share that vest over the three years following the date of this Report.

(5)

Includes options to purchase up to 10,500 shares of common stock at exercise prices ranging from $1.50 to $5.00 per share that have vested or will vest within 60 days of the date of this Report; excludes options to purchase up to 3,000 shares of common stock at an exercise price of $1.61 per share that vest over the three years following the date of this Report.

(6)

Includes (i) 4,000 shares of common stock purchased in the IPO, (ii) warrants to purchase up to 4,000 shares of common stock acquired in the IPO, and (iii) options to purchase up to 12,500 shares of common stock at prices ranging from $1.50 to $1.61.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Transactions with Related Parties

Our board of directors has adopted a policy and procedures governing the review, approval, and ratification of transactions between the Company and related parties (the “Related-Party Transaction Policy”). Under this policy, any Related-Party Transaction (as defined below) must be reported to the chair of the board of directors’ audit committee. The audit committee reviews the material facts of each proposed transaction and determines whether to approve or ratify the transaction.

For purposes of the policy, a “Related-Party Transaction” is any transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company, including any of its subsidiaries, was, is, or will be a participant, the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any Related Party has or will have a direct or indirect material interest.

A “Related Party” includes any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, executive officer, or nominee for director; any person known to be the beneficial owner of more than five percent of the Company’s common stock; any immediate family member of any of the foregoing persons; and any entity in which any of the foregoing persons is a general partner or has a beneficial ownership interest of 10% or more.

Transactions with Related Parties

The following describes transactions since January 3, 2021, and currently proposed transactions, in which the Company was or is a participant, the amount involved exceeded the applicable threshold under our Related-Party Transaction Policy, and in which any director, executive officer, holder of more than five percent of the Company’s capital stock, or any immediate family member or affiliate of such persons had or will have a direct or indirect material interest.

Mortgage Guarantees

In connection with the refinancing of the Company’s mortgage debt in June 2021, Gary Copperud, the Company’s Chief Executive Officer and Chairman, personally guaranteed the promissory notes evidencing loans secured by certain of the Company’s real properties.

NGI Corporation

From 2019 through 2025, the Company made a series of equity investments and loans to NGI Corporation (“NGI”). The aggregate carrying value of the Company’s equity investment in NGI was $304,000. Based on NGI’s recurring operating losses, its need for continued external financing to sustain operations, and the absence of observable market transactions supporting the carrying value of the Company’s minority investment, management determined that the investment was impaired. Accordingly, during fiscal 2025, the Company recorded an impairment charge of $304,000, fully writing down its equity investment in NGI.

Gary Copperud, the Company’s Chief Executive Officer, served as Chairman of NGI’s board of directors from its inception until his resignation on April 1, 2025. Kenneth Brimmer, the Company’s Chief Operating Officer, is a member of NGI’s board of directors and serves as its Chief Financial Officer.

In addition to its equity investment, the Company provided loans and advances to NGI pursuant to loan agreements granting the Company a senior secured interest in substantially all of NGI’s assets. Effective December 26, 2025, the Company exercised its rights under these agreements and foreclosed on collateral securing the loans.

As a result of the foreclosure, the Company took possession of NGI’s remaining inventory of Disney-licensed aluminum water bottles (the “Bottle Inventory”). Prior to the foreclosure, the Company owned bottle inventory with a carrying value of $380,861. At the time of foreclosure, outstanding loans to NGI totaling $409,857, including $359,221 under a senior secured note acquired from a third-party lender, were satisfied through the foreclosure rights included in that note, resulting in BT Brands securing ownership of the Bottle Inventory. As of December 28, 2025, the Company held Bottle Inventory with an aggregate carrying value of approximately $574,000 after adjustment to reduce to the estimated net realizable value, representing approximately 850,000 bottles.

Bagger Dave’s Burger Tavern, Inc.

Certain officers of the Company also serve as officers and directors of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s”). The Company owns approximately 40.7% of the outstanding shares of Bagger Dave’s and accounts for its investment under the equity method of accounting.

During fiscal 2025, the Company’s officers received no compensation from Bagger Dave’s, and there were no intercompany transactions between the Company and Bagger Dave’s.

Indemnification of Officers and Directors

Our articles of incorporation and amended bylaws provide that the Company will indemnify each of our directors and officers to the fullest extent permitted by the Wyoming Business Corporation Act. Further, we intend to enter into indemnification agreements with each of our directors and officers. We have purchased a policy of directors’ and officers’ liability insurance that covers our directors and officers for the costs of defense, settlement, or payment of a judgment under certain circumstances. For further information, see “Executive Compensation—Limitations of Liability and Indemnification Matters.”

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

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation, and oversight of our independent registered public accounting firm. In addition to ensuring the required rotation of the lead audit partner, as required by law, the Audit Committee evaluates the lead audit partner. It considers whether the firm should be rotated regularly.

The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by our independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the consolidated financial statements and internal controls over financial reporting of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to,920,920 the engagement of an independent registered public accounting firm for non-audit services. In accordance with the Audit Committee Charter, all the foregoing audit and non-audit fees paid to Boulay, and the related services provided by Boulay were pre-approved by the Audit Committee.

Audit Services

Boulay and its affiliates provided services consisting of the audit of the Company’s annual consolidated financial statements and the review of the Company’s quarterly financial statements; accounting consultations and consents; and other services related to SEC filings by the Company and its subsidiaries, as well as other pertinent matters and other permitted services to the Company.

The following is a summary of the fees billed to us by Boulay for professional services rendered for the fiscal years ended December 28, 2025, and December 29, 2024:

	2025	2024
Fee Category
Audit fees (1)	$207,000	$196,920
Audit-related Fees	-	-
Tax fees	-	-
All other fees (2)	89,530	24,245
Total fees	$296,530	$221,165

(1)

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports or services that are typically provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during the fiscal years ended December 28, 2025, and December 29, 2024, respectively.

(2)	Fees primarily for services related to the Company’s shelf registration statement and the related share distribution agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements

		The financial statements required under this item are included in Item 8 of Part II.

	(2)	Schedules

		None.

	(3)	Exhibits

Exhibit Number	Description

1.2

Equity Distribution Agreement, dated as of December 13, 2025, by and between BT Brands, Inc. and Maxim Group LLC, incorporated by reference to Exhibit 1.2 to the Form S-3 filed with the Securities and Exchange Commission on December 16, 2024.

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
4.5

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29 2024, filed with the Securities and Exchange commission on March 31, 2025.

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

74

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

10.12

Business Asset Purchase Agreement dated May 13, 2025, by and between 1519 BT LLC and LC Food Concepts LLC, incorporated by reference to Exhibit 99.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.

10.13

Assignment and Assumption of Lease dated May 13, 2025, by and between LC Food Concepts, LLC and 1519BT, LLC, incorporated by reference to Exhibit 99.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Form S-1 filed with the Securities and Exchange Commission on September 17, 2021.
19	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2024.
97	Clawback Policy, incorporated by reference to Exhibit 97 to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2025.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Boulay PLLP.
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

BT BRANDS, INC.

Date: March 30, 2026	By:	/s/ Gary Copperud
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By	/s/ Gary Copperud	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
By:	/s/ Kenneth Brimmer	Chief Operating Officer, Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
By:	/s/ Allan Anderson	Director	March 30, 2026
By:	/s/ Fred Croci	Director	March 30, 2026
By:	/s/ Terri Tochihara-Dirks	Director	March 30, 2026

