Form 10-Q
period 2026-03-29
BT Brands, Inc.
filed 2026-05-18
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2026

or

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

At May 18, 2026, there were 6,184,724 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING RISKS

AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and may be identified by words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “estimate,” “continue,” and similar expressions. These statements relate to, among other things, our business strategy, growth plans, operating and financial performance, liquidity and capital resources, capital expenditures, acquisitions, and other strategic transactions.

Forward-looking statements are based on our current expectations, estimates, assumptions, and beliefs as of the date of this Quarterly Report and are subject to significant risks, uncertainties, and other factors, many of which are beyond our control, that could cause actual results to differ materially from those expressed or implied by such statements. These risks and uncertainties include, but are not limited to:

•	risks associated with any possible merger or acquisition;
•	we may seek to enter into a reverse merger, business combination, or other strategic transaction, which could result in substantial dilution to our existing stockholders and other risks.
•	risks associated with operating in a business outside the restaurant industry;
•	risks related to the ownership, governance, and control of the combined company following the transaction;
•	our ability to execute our growth strategy, including identifying and integrating acquisitions;
•	labor shortages, wage inflation, and our ability to attract and retain employees;
•	increases in food, commodity, and energy costs and supply chain disruptions;
•	changes in consumer preferences and discretionary spending;
•	competition in the restaurant industry and broader economic conditions;
•	cybersecurity risks and potential disruptions to our information systems; and
•	other risks described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and in other filings with the Securities and Exchange Commission.

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or otherwise.

We caution you that the key factors referenced above may not contain all of the factors that are important to you. We cannot guarantee that expected results or developments will occur, or that, if they do, they will have the anticipated impact on us or our operations. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we update one or more forward-looking statements, no inference should be made that we will make additional updates regarding those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission.

Page 2 of 30

Page 3 of 30

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 29, 2026	December 28, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,014,989	$846,167
Marketable securities	2,629,120	3,596,133
Receivables	17,033	54,506
Note receivable from unconsolidated affiliate	88,227	-
Inventory	218,061	230,443
Inventory – bottled water held for resale	584,324	574,000
Prepaid expenses and other current assets	100,313	22,152
Deferred transaction costs	163,630	150,450
Assets held for sale	424,123	424,123
Total current assets	5,239,820	5,897,974

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,359,322	2,456,718
OPERATING LEASES RIGHT-OF-USE ASSETS	1,218,169	1,267,699
EQUITY INVESTMENT IN UNCONSOLIDATED AFFILIATE	9,558	-
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	291,204	305,270
OTHER ASSETS, NET	64,587	21,171
Total assets
	$9,978,880	$10,745,052
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$327,048	$245,226
Current maturities of long-term debt	198,500	191,531
Current operating lease obligations	349,875	358,939
Accrued expenses	398,434	421,867
Total current liabilities	1,273,857	1,217,563

LONG-TERM DEBT, LESS CURRENT PORTION	1,849,963	1,899,592
NONCURRENT OPERATING LEASE OBLIGATIONS	1,171,308	1,209,509
Total liabilities	4,295,128	4,326,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at March 29, 2026 and December 28, 2025	-	-
Common stock, $0.002 par value, 50,000,000 authorized, 6,461,118 issued and 6,154,724 outstanding at March 29, 2026, and December 28, 2025	12,309	12,309
Less cost of 306,394 common shares held in Treasury at March 29, 2026 and December 28, 2025	(499,718)	(499,718)
Additional paid-in capital	11,971,110	11,954,735
Accumulated deficit	(5,799,949)	(5,048,938)

Total shareholders’ equity	5,683,752	6,418,388

Total liabilities and shareholders’ equity	$9,978,880	$10,745,052

See Notes to Condensed Consolidated Financial Statements

Page 4 of 30

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	13 Weeks Ended,	13 Weeks Ended,
	March 29, 2026	March 30, 2025
SALES	$2,843,634	$3,231,073

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	963,763	1,200,329
Labor costs	1,110,584	1,217,897
Occupancy costs	304,023	309,694
Other operating expenses	197,599	187,920
Depreciation and amortization expenses	151,575	156,395
General and administrative expenses	348,901	451,034
Total costs and expenses	3,076,445	3,523,269

Loss from operations	(232,811)	(292,196)
UNREALIZED LOSS ON MARKETABLE SECURITIES	(435,615)	(44,024)
REALIZED INVESTMENT GAIN (LOSS)	(79,395)	95,038
INTEREST EXPENSE	(21,440)	(21,554)
INTEREST AND DIVIDEND INCOME	21,234	40,600
OTHER INCOME	(12,542)	26,587
EQUITY IN NET INCOME (LOSS) OF AFFILIATE	9,558	(134,300)
LOSS BEFORE TAXES	(751,011)	(329,849)
INCOME TAX BENEFIT	-	-
NET LOSS	$(751,011)	$(329,849)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.12)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER COMMON SHARE AMOUNTS - Basic and Diluted	6,154,724	6,154,724

See Notes to Condensed Consolidated Financial Statements

Page 5 of 30

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

For the 13-week period-	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, December 28, 2025	6,154,724	$12,309	$11,954,735	$(5,048,938)	$(499,718)	$6,418,388
Stock-based compensation	-	-	16,375	-	-	16,375
Net loss	-	-	-	(751,011)	-	(751,011)
Balances, March 29, 2026	6,154,724	$12,309	$11,971,110	$(5,799,949)	$(499,718)	$5,683,752
For the 13-week period-	Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	(Deficit)	Stock	Total
Balances, December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	31,000	-	-	31,000
Net loss	-	-	-	(329,849)	-	(329,849)
Balances, March 30, 2025	6,154,724	$12,309	$11,844,735	$(4,690,948)	$(499,718)	$6,666,378

See Notes to Condensed Consolidated Financial Statements

Page 6 of 30

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended,
	March 29, 2026	March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(751,011)	$(329,849)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	151,575	156,395
Amortization of debt issuance costs included in interest expense	1,350	1,350
Stock-based compensation	16,375	31,000
Unrealized loss on marketable securities	435,615	44,024
Realized investment (gain) loss	79,395	(95,038)
Loss (income) on equity method investment	(9,558)	134,300
Non-cash operating lease expense	2,266	1,547
Changes in operating assets and liabilities
Receivables	37,473	34,028
Inventory	2,058	34,356
Prepaid expenses and other current assets	(78,161)	20,136
Other assets	(43,416)	-
Accounts payable	81,822	(316,688)
Accrued expenses	(23,433)	(22,300)
Net cash used in operating activities	(97,650)	(306,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40,113)	(124,365)
Proceeds from the sale of equipment	-	34,500
Loans to unconsolidated affiliates	(88,227)	(60,000)
Purchase of marketable securities	(685,472)	(1,572,328)
Proceeds from the sale of marketable securities	1,137,475	1,194,488
Net cash provided by (used in) investing activities	323,663	(527,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on long-term debt	(44,011)	(46,870)
Payment of deferred transaction costs	(13,180)	-
Net cash used in financing activities	(57,191)	(46,870)

CHANGE IN CASH and CASH EQUIVALENTS	168,822	(881,314)
CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD	846,167	1,951,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,014,989	$1,070,101
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$20,090	$20,204

See Notes to Condensed Consolidated Financial Statements

Page 7 of 30

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the US generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ending December 28, 2025. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Balance Sheet as of March 29, 2026, does not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 28, 2025, and the related notes included in our Form 10-K for the fiscal year ending December 28, 2025.

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

Overview of Our Company

As of March 29, 2026, we owned and operated nine restaurants across multiple states in the Midwest, Massachusetts, and Florida, and held a minority ownership interest in an unconsolidated affiliate that operated an additional five restaurants, for a total of fourteen operating restaurant locations. BT Brands operating restaurants comprise the following:

●

Six Burger Time fast-food restaurants are located in the North Central region of the United States (collectively, “BTND”). Sioux Falls, South Dakota, Burger Time closed in 2024, a location in Ham Lake, Minnesota, closed at the end of 2024, and a location in Minot, North Dakota, closed in July 2025.

●	Keegan’s Seafood Grille is a casual seafood restaurant located in Indian Rocks Beach, Florida;
●	Pie In the Sky Coffee, a coffee shop and bakery located in Woods Hole, Massachusetts, and
●	Schnitzel Haus is a German-themed fine dining restaurant and bar in Hobe Sound, Florida (“Schnitzel”).

In addition, we own a 40.7% interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate operating five casual-dining restaurants in Michigan, Ohio, and Indiana. We do not own a controlling interest in BDVB, but we exercise significant influence over its operating and financial policies; we account for BDVB under the equity method.

Village Bier Garten, a German-themed restaurant, bar, and entertainment venue in Cocoa, Florida, ceased operations in January 2025.

Page 8 of 30

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

Termination of Proposed Business Combination with Aero Velocity

On September 2, 2025, BT Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of BT Brands (“Merger Sub”), and Aero Velocity Inc., a Delaware corporation (“Aero”). The proposed transaction contemplated that Aero would merge with and into Merger Sub, with Aero continuing as the surviving corporation, and that the combined company would focus primarily on Aero’s unmanned aerial vehicle manufacturing and Drones-as-a-Service operations.

The Merger Agreement also contemplated, prior to closing, a spin-off of the Company’s existing restaurant operations and related assets and liabilities into a newly formed subsidiary, BT Group, Inc. (“BT Group”), to be distributed to pre-merger holders of BT Brands common stock. The spin-off was not expected to qualify as a tax-free transaction for U.S. federal income tax purposes.

On May 1, 2026, subsequent to the end of the fiscal quarter covered by this Report, the Company delivered written notice to Aero terminating the Merger Agreement pursuant to Section 7.1(b) thereof. The Company exercised its termination right because the registration statement relating to the proposed transaction had not been declared effective by the Securities and Exchange Commission, and the closing had not occurred by April 30, 2026, the applicable deadline. Termination was effective upon delivery of the notice. Upon termination, the Merger Agreement ceased to be of further force or effect, other than certain customary surviving provisions, and all transactions contemplated thereby were abandoned. The Company does not believe any termination fee or material penalty is payable. Under Section 5.8 of the Merger Agreement, each party is responsible for its own transaction expenses. On May 4, 2026, counsel for Aero delivered a letter asserting that the Company’s termination was invalid. The Company disputes Aero’s assertions. The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the termination.

For additional information regarding the proposed Merger and subsequent termination, see our Reports on Form 8-K filed on May 7, 2026, and on December 1, 2025, available at www.sec.gov.

Fiscal Year Periods

BT Brands' fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2025 was 52 weeks ending December 28, 2025, and Fiscal 2026 is 53 weeks ending January 3, 2027. References in this report for periods refer to the 13-week periods in the respective fiscal periods.

Cash and Cash Equivalents

Cash and cash equivalents may include money market mutual funds and United States Treasury Bills with original maturities of three months or less at the time of purchase. Our bank deposits often exceed the amount insured by the Federal Deposit Insurance Corporation. In addition, we maintain cash deposits in brokerage accounts, including money market funds, which exceed the amount insured. We do not believe there is a significant risk related to cash.

Page 9 of 30

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

Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement, which establishes a three-level hierarchy for measuring fair value based on the observability of inputs used in valuation techniques. The three levels are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices, such as quoted prices for similar assets or liabilities in active markets, or inputs that are observable either directly or indirectly.

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to fair value measurement in its entirety.

The carrying values of cash and cash equivalents, receivables, accounts payable, and other current working capital items approximate fair value due to their short-term nature.

Marketable Securities

The Summary of fair value measurements of marketable securities as of the respective dates is as follows:

	March 29, 2026		December 28, 2025
	Fair value Carrying Amount	Level 1	Fair value Carrying Amount	Level 1
Common stocks	$2,355,170	$2,355,170	$3,269,333	$3,269,333
Listed limited partnership units	-		162,500	162,500
Exchange-traded funds	75,630	75,630	63,220	63,220
Debt securities	198,320	198,320	101,080	101,080
Total	$2,629,120	$2,629,120	$3,596,133	$3,596,133

We hold debt securities classified as trading securities. Trading debt securities are recorded at quoted market price (fair value) on the consolidated balance sheets, with unrealized holding gains or losses recognized on the statement of operations.

Receivables

Receivables consist of estimated rebates due from vendors.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Page 10 of 30

Deferred Transaction Costs

Deferred transaction costs consist primarily of legal, accounting, and other direct costs incurred in connection with the Company’s At-the-Market (“ATM”) equity offering program. These costs are capitalized as incurred and will be recorded as a reduction of additional paid-in capital upon the issuance of shares under the ATM program. The deferred transaction costs are periodically evaluated for recoverability based on the Company’s expectation of completing future equity issuances. If it is determined that the related equity offering is no longer probable, the deferred costs will be expensed in the period in which such a determination is made.

Costs incurred in connection with the now-terminated proposed business combination with Aero Velocity Inc., including legal, advisory, and other transaction-related expenses, were recorded as expenses as incurred and included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 29, 2026, and December 28, 2025, deferred transaction costs totaled $163,630 and $150,450, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from three to thirty years.

We review long-lived assets to determine whether their carrying values are recoverable based on estimated cash flows. Assets are evaluated at the lowest level at which cash flows can be identified, the restaurant level. To determine future cash flow, we estimate each restaurant’s future operating results. If such assets are considered impaired, the impairment is the amount by which the assets’ carrying value exceeds the assets’ fair value.

Goodwill and Intangible Assets and Other Assets

Goodwill is not amortized and is tested for impairment at least annually. The cost of other intangible assets is amortized over their expected useful lives.

Asset Held for Sale

In 2025, we closed a Burger Time store in Ham Lake, Minnesota. The Ham Lake property is currently offered for sale; management expects to sell the property for an amount in excess of its current book value.

Income Taxes

The Company follows Accounting Standards Codification (ASC 740), Accounting for Income Taxes. ASC 740 requires the use of the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as required.

As of March 29, 2026, we used a net combined federal and state rate of approximately 25% in estimating our current tax benefit. Given the recent losses, the Company has determined that sufficient uncertainty exists regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $1,200,000 has been recorded as of March 29, 2026, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. As of December 28, 2025, the Company has approximately $2.8 million in federal operating tax loss carryforwards.

Page 11 of 30

The Company has no accrued interest or penalties relating to income tax obligations. There are currently no federal or state examinations in progress. The Company has not had any federal or state tax examinations since its inception. All periods since inception remain open for inspection.

Per Common Share Amounts

Net income or loss per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share is calculated by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted per-share amounts if their effect is anti-dilutive. There were no dilutive shares for the periods ending in 2026 and 2025.

NOTE 2 – INTANGIBLE ASSETS

At March 29, 2026, and December 28, 2025, the value of acquired intangible assets subject to amortization  consisted of the following:

March 29, 2026-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$100,000	$(49,845)	$50,155
Tradenames	15	344,000	(102,951)	241,049
		$444,000	$(152,796)	$291,204

December 28, 2025-	Estimated Life (Years)	Original Cost	Accumulated Amortization	Net Carrying Value
Covenants not to Compete	3	$100,000	$(41,542)	$58,458
Tradenames	15	344,000	(97,188)	246,812
		$444,000	$(138,730)	$305,270

The total remaining amortization of intangible assets, including the covenants not to compete, will approximate $42,200 in 2026, $36,800 in 2027, and $23,000 per year through 2036 and approximately $5,200 in 2037.

The total amortization expense for the first quarter of 2026 was $14,030, and for the thirteen weeks ended March 30, 2025, it was $19,625.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 29, 2026	December 28, 2025
Land	$366,285	$366,285
Equipment	3,926,430	3,890,916
Buildings and leasehold improvements	2,416,940	2,412,371
Total property and equipment	6,709,655	6,669,572
Accumulated Depreciation	(3,926,210)	(3,788,731)
Net	2,783,445	2,880,841
Less – property held for sale	(424,123)	(424,123)
Net property and equipment	$2,359,322	$2,456,718

Depreciation expense for the 13-week periods in 2026 and 2025 was $137,479 and $136,770, respectively.

Page 12 of 30

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 29, 2026	December 28, 2025
Accrued real estate taxes	$41,572	$44,744
Accrued payroll and payroll taxes	137,947	225,866
Accrued audit fees	50,000	-
Accrued sales taxes payable	76,919	54,231
Accrued vacation pay	30,000	30,000
Accrued gift card liability	40,404	46,779
Other accrued expenses	21,592	20,247
	$398,434	$421,867

NOTE 5 – LONG-TERM DEBT

Our long-term debt is as follows:

	March 29, 2026	December 28, 2025
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering seven owned properties, BT Brands, Inc., and a shareholder of the Company guarantees the notes.	$2,072,512	$2,116,522
Less - unamortized debt issuance costs	(24,049)	(25,399)
Less current maturities	(198,500)	(191,531)
	$1,849,963	$1,899,592

NOTE 6 – STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of March 29, 2026, 718,250 shares were available for grant under the 2019 Incentive Plan.

In July 2025, the Board granted 62,500 options with an exercise price of $1.50 per share. This grant included 22,000 fully vested one-year options and 40,000 options that vest 20% upon grant and an additional 20% on each of the succeeding four anniversary dates.

In 2024, we issued 15,000 ten-year options to the then-existing outside member of our Board of Directors to purchase shares at $1.61 per share; we also granted 5,000 fully vested options to purchase shares at $1.70 per share to a new member of the Board. In 2022, we granted 216,000 options, including 175,000 to company officers and 41,000 to employees and a consultant, to purchase shares at $2.58 per share.

In 2023, outside of the plan, we granted a consultant a warrant to purchase 100,000 shares at $2.50 per share, exercisable for seven years. The warrant vests monthly over five years, provided the consultant continues in this capacity. Assuming the consulting agreement runs full term, we project that approximately $80,000 in stock-based compensation will be recognized, with $32,000 recognized in each of the next two years and $16,000 recognized in 2028.

Page 13 of 30

Compensation expense equal to the fair value of the options at the grant date is recognized in general and administrative expense over the applicable service period. Total equity-based compensation expenses for stock options and warrants in the first quarters of 2026 and 2025 were $16,375 and $31,000, respectively. As of March 29, 2026, we estimated that approximately $121,000 in stock-based compensation expense for stock options, including consultant warrants, would be recognized over the next four years: $49,000 in 2026, and $43,000 in 2027, $24,000 in 2028 and $5,000 in 2029. Following the end of the quarter, the Board of Directors accelerated the vesting of certain outstanding options, resulting in the recognition of this expense in the second quarter of 2026.

At the date of grant, the Board of Directors determines the vesting provision in each agreement. Generally, stock options granted to employees and directors vest 20% upon grant and 20% each year for 4 years. Options expire ten years from the date of the grant.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award

Information regarding our stock options is summarized below:

		Weighted Average	Weighted Average Remaining	Aggregate
13-Week period ended March 29, 2026-	Number of Options	Exercise Price	Term (In Years)	Intrinsic Value
Options outstanding at December 28, 2025	381,750	$2.40	6.6	$0
Granted	0	0		0
Exercised	0	0
Canceled, forfeited, or expired	0	0
Options outstanding at March 29, 2026	381,750	$2.40	6.1	$11,000
Options exercisable at March 29, 2026	298,741	$2.40	5.4	$5,580

		Weighted Average	Weighted Average Remaining	Aggregate
13-Week period ended March 30, 2025-	Number of Options	Exercise Price	Term (In Years)	Intrinsic Value
Options outstanding at December 30, 2024	339,250	$2.53	7.4	$0
Granted	0	0		0
Exercised	0	0
Canceled, forfeited, or expired	(5,000)	2.50
Options outstanding at March 30, 2025	334,250	$2.56	4.5	$0
Options exercisable at March 30, 2025	227,407	$2.63	6.5	$0

Page 14 of 30

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Awards provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned. The total expense associated with this award was $265,000 and was fully expensed in 2025.

NOTE 7 – LEASES

In connection with the acquisition of Keegan’s, the Company agreed to a lease for approximately 2,800 square feet of restaurant space. The lease has a term of 131 months and provides for an initial base rent of $5,000 per month, with annual increases equal to the greater of 3% or the Consumer Price Index (CPI). Current monthly base rent is $5,628. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales taxes.

The lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $624,000. The operating lease liability was $446,111 as of March 29, 2026, and $458,587 as of December 28, 2025, discounted using a rate of 3.75% and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

Upon acquisition of the PIE assets, the Company leased approximately 3,500 square feet of restaurant and bakery production space. The lease has an initial term of 60 months and has been renewed for an additional five-year term. The lease provided for an initial base rent of $10,000 per month, with a 3% annual escalation beginning after the first 24 months. Current monthly base rent is $10,609. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales taxes.

The PIE lease includes two remaining 5-year option periods extending to May 2041. The lease is accounted for as an operating lease. At lease commencement, the Company determined that it was reasonably certain to exercise the initial five-year renewal option and therefore included this period in the lease term. As a result, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $1,055,000.

The operating lease liability related to the PIE lease as of March 29, 2026, was $749,466 and was $771,907 as of December 28, 2025, discounted using a rate of 4.5% and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

In May 2024, in connection with the acquisition of Schnitzel Haus, the Company assumed the remaining 44 months of the restaurant’s 4,200-square-foot lease, with a monthly base rent of approximately $5,400.

The Schnitzel Haus lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of $182,478. The operating lease liability related to this lease was $110,606 as of March 29, 2026, and approximately $122,953 as of December 28, 2025, discounted using a rate of 6.5%, and is reflected as a liability in the accompanying consolidated balance sheets.

Village Bier Garten Lease –

The Company’s acquisition of Village Bier Garten assets in 2023 included a 60-month triple-net lease for approximately 3,000 square feet of restaurant space. The lease provided for an initial rent of approximately $8,200 per month, subject to an annual escalation of 3%.

On January 2, 2025, the Company ceased operations at the Village Bier Garten location in Cocoa, Florida, and entered into an agreement to assign the lease to a third party. After possession was transferred, the assignee operated a restaurant on the premises and paid rent directly to the landlord for several months, which the landlord accepted. In November 2025, the landlord issued a notice of default alleging nonpayment of rent beginning in August 2025. The landlord later regained possession, barred the Company from accessing the premises, and initiated legal proceedings to recover amounts allegedly owed under the lease. The landlord has secured a replacement tenant, which would mitigate any damages awarded.

Page 15 of 30

As a result of the cessation of operations and loss of use of the premises, the Company evaluated the related right-of-use asset for impairment in accordance with ASC 842 and ASC 360 and recorded a full impairment charge of approximately $215,000 during the year ended December 28, 2025.

Given the outstanding litigation seeking acceleration of unpaid rent under the lease, as of March 29, 2026 and December 28, 2025, the Company has included a net lease liability of approximately $215,000, representing the total unpaid lease payments under the full lease term.

The ultimate resolution of the matter is subject to ongoing litigation and may differ from the amounts recorded.

The following table presents future minimum lease payments under the Company’s operating leases as of March 29, 2026, including amounts related to the PIE lease, assuming exercise of the initial five-year renewal option. During the first quarter of 2026, the Company exercised the initial five-year renewal option.

YEAR	Lease Payments
2026 remaining	$338,840
2027	322,686
2028	219,824
2029	214,859
2030	215,034
Thereafter	347,669
Total future minimum lease payments	1,658,912
Less - interest	(137,729)
Present value of lease obligations	$1,521,183

The weighted-average remaining lease term of the Company’s operating leases was approximately 5.3 years, and the weighted-average discount rate was approximately 4.50%.

The Company is unable to readily determine the interest rate implicit in its leases. Therefore, the discount rate used represents the Company’s estimated incremental borrowing rate at lease commencement for a similar term, collateralized by the leased assets.

The total operating lease expenses for the 13 weeks in 2026 and 2025 were approximately $82,000 and $76,000, respectively. Cash paid for leases during the thirteen weeks in 2026 totaled approximately $80,000, and $74,000 during the thirteen weeks in 2025. Variable expenses for lease properties were approximately $9,000 in the first quarter of 2026 and $9,000 in the first quarter of 2025.

The Company pays approximately $1,400 in monthly rent under month-to-month arrangements for corporate and administrative office space in Minnetonka, Minnesota.

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The net proceeds from the offering were $10,696,575.

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of March 29, 2026, we have repurchased 306,394 shares, including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash. We may purchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our purchases may be executed through open-market purchases, unsolicited or solicited privately negotiated transactions, or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The 2024 Share Repurchase Program does not include a time limitation on when repurchases may occur.

Page 16 of 30

Potential Sale and Issuance of Stock

On December 13, 2024 as amended on November 21, 2025, BT Brands, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Distribution Agreement “) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, par value $0.002 per share (the “Common Stock”), subject to the maximum aggregate sales proceeds of up to $3,565,880 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering program under which Maxim will act as sales agent.

NOTE 9 – RELATED PARTY TRANSACTIONS

NGI Corporation

Equity Investment and Impairment

Prior to 2025, the Company held a minority equity investment in NGI Corporation (“NGI”) with an aggregate carrying value of $304,000. During fiscal 2025, the Company evaluated the recoverability of this investment and identified impairment indicators, including recurring operating losses at NGI and its limited access to capital. As a result, the Company determined the investment was impaired and recorded a full impairment charge of $304,000, reducing the carrying value to zero. As of March 29, 2026 and December 28, 2025, the Company has no remaining carrying value related to its equity investment in NGI.

Loans, Foreclosure, and Inventory Acquisition

The Company previously provided loans to NGI and, in connection with those arrangements, obtained a senior secured interest in substantially all of NGI’s assets. During fiscal 2025, the Company advanced additional funds and funded certain costs related to aluminum water bottle inventory.

Effective December 26, 2025, the Company exercised its rights under the loan agreements and foreclosed on the collateral securing the loans. As a result, the Company obtained control of bottle inventory, which is recorded within current assets as “Inventory – bottled water held for resale.”

The bottle inventory is carried at the lower of cost or net realizable value. As of December 28, 2025, the Company recorded a write-down of approximately $217,000 to reflect the estimated net realizable value. As of March 29, 2026, the carrying value of the bottle inventory, which includes ongoing carrying costs, was $584,324.

The Company is actively pursuing the sale of this inventory; however, the timing and amount of any proceeds are uncertain. Future adjustments to the carrying value may be required based on changes in estimated selling prices, costs to sell, or market conditions.

Related Party Considerations

Kenneth Brimmer, the Company’s Chief Operating Officer, serves as a member of NGI’s board of directors and as its Chief Financial Officer. Accordingly, transactions with NGI are considered related party transactions.

Page 17 of 30

Bagger Dave’s Burger Tavern, Inc.-

On June 2, 2022, the Company purchased 11,095,085 shares of common stock of Bagger Dave’s Burger Tavern, Inc. (“Bagger Dave’s” or “BDVB”), representing approximately a 40.7% ownership interest at the time of purchase, for an aggregate purchase price of $1,260,000. The Company accounts for its investment in BDVB under the equity method of accounting, as it has the ability to exercise significant influence over BDVB’s operating and financial policies but does not control the entity.

Bagger Dave’s operates five casual dining restaurant and bar locations in Michigan, Indiana, and Ohio. BDVB’s common stock is quoted on the OTC Pink market, and BDVB reports financial information under the Alternative Reporting Standard of OTC Markets Group, Inc. Such financial information is not required to be audited.

As of December 28, 2025, the carrying value of the Company’s investment in BDVB was $0. During fiscal 2025, the Company’s cumulative share of BDVB’s net losses exceeded the carrying value of its investment. Accordingly, the Company reduced the investment balance to zero and discontinued recognizing additional equity method losses, as the Company has not guaranteed any obligations of BDVB and had not previously committed to provide further financial support.

During the first quarter of fiscal 2026, the Company advanced $88,227 to BDVB pursuant to authorization from the Company’s Board of Directors to provide up to $297,000 of financing on terms to be determined. The advance represents additional financial support. As a result, the Company resumed recognition of its share of BDVB’s losses to the extent of the additional investment. As a result of net income totaling $218,248 in the first quarter of 2026, BT Brands’ cumulative share of Bagger Dave’s net income, amounting to $9,558, due to prior year losses in excess of equity investment of $79,269 is recognized in the current period.

The Company will continue to recognize its share of BDVB’s earnings or losses only to the extent of its net investment balance, including any additional financial support provided. Any share of losses in excess of the Company’s investment balance will not be recognized unless the Company commits to further financial support or guarantees obligations of BDVB.

During the first quarter of fiscal 2026, BDVB sold its closed leasehold interest in Chesterfield, Michigan, for approximately $400,000, consisting of cash and notes receivable. BDVB recognized a gain of approximately $350,000 related to this transaction.

The following tables present unaudited summary financial information of BDVB as of and for the periods indicated, as reported by BDVB

Balance Sheet Information -	March 29, 2026	December 28, 2025
Total current assets	$298,871	$173,665
Total noncurrent assets, net	1,721,957	1,650,670
Total assets	2,020,828	1,824,335

Current liabilities	606,882	615,819
Due to BT Brands, Inc.	88,227	-
Total noncurrent liabilities	1,035,936	1,136,980
Total liabilities	1,731,045	1,752,799
Stockholders’ equity	289,783	71,536
Total liabilities and stockholders’ equity	$2,020,828	$1,824,335

Page 18 of 30

	13 Week ended,
Statements of Operations information -	March 29, 2026	March 30, 2025
Revenue	$1,460,235	$1,567,917
Depreciation and amortization	(10,886)	(77,799)
Other costs and expenses	(1,593,092)	(1,800,299)
Operating loss	(143,743)	(310,181
Gain on sale of assets	361,991	-
Net income (loss)	$218,248	$(310,181)

Officers of BT Brands, Inc. also serve as officers and directors of Bagger Dave’s Burger Tavern, Inc. BT Brands owns approximately 40.7% of the outstanding shares of Bagger Dave’s. The investment is accounted for on the equity method. In 2025 through the first quarter of 2026, officers of BT Brands received no compensation from Bagger Dave’s and there were no additional related party transactions.

NOTE 10 – CONTINGENCIES

The Company accounts for loss contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but cannot be reasonably estimated, or if a loss is at least reasonably possible, the Company provides disclosure but does not record an accrual.

Village Bier Garten Lease Litigation

In 2023, the Company acquired assets of Village Bier Garten, including a 60-month triple-net lease for approximately 3,000 square feet of restaurant space in Cocoa, Florida, at an initial rent of approximately $8,200 per month, subject to annual escalation of 3%. On January 2, 2025, the Company ceased operations at the location and entered into an agreement to assign the lease to a third party. Following the transfer of possession, the assignee operated a restaurant on the premises and remitted rent payments directly to the landlord for several months, which the landlord accepted.

In November 2025, the landlord issued a notice of default asserting nonpayment of rent beginning in August 2025. The landlord subsequently filed a lawsuit against 1519BT, LLC and BT Brands, Inc. seeking recovery of unpaid rent and other amounts allegedly due under the lease. The landlord subsequently took possession of the premises through court proceedings.

The Company disputes the landlord’s claims and intends to defend the matter vigorously. The Company believes that the landlord’s acceptance of rent payments from the assignee following the transfer of possession, combined with the landlord’s obligation under Florida law to mitigate damages following repossession, may substantially reduce any amounts ultimately recoverable. The Company also has asserted a separate claim against the assignee for approximately $200,000 in unpaid consulting fees and believes it has contractual rights against the assignee for any amounts that may be determined payable under the lease.

As of December 28, 2025, the Company wrote off the remaining $215,000 book value of the right-of-use asset attributable to the lease. The recorded liability does not reflect any reduction for the landlord’s mitigation obligation or the Company’s potential recovery from the assignee. The ultimate outcome will be determined through litigation or negotiated settlement and may differ materially from the amount recorded. Management will continue to evaluate the matter as additional information becomes available.

Page 19 of 30

Aero Velocity Merger Termination

On September 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Velocity Inc. (“Aero”). On May 1, 2026, subsequent to the fiscal quarter ended March 29, 2026, the Company delivered written notice terminating the Merger Agreement pursuant to Section 7.1(b). The Company exercised its termination right because the registration statement relating to the proposed transaction had not been declared effective by the Securities and Exchange Commission, and the closing had not occurred by April 30, 2026, the applicable deadline under the Merger Agreement. The Company believes the termination was valid and effective in accordance with the terms of the Merger Agreement.

On May 4, 2026, counsel for Aero delivered a letter asserting that the termination was invalid and seeking payment of approximately $1,500,000 in damages and other amounts. The Company disputes Aero’s assertions and does not believe that any termination fee or other material payment obligation is owed. Under Section 5.8 of the Merger Agreement, each party is generally responsible for its own transaction expenses.

As of the date of this Quarterly Report, no formal legal proceedings have been initiated. The Company cannot predict whether Aero will commence litigation or the outcome of any such proceeding. In accordance with ASC 450, Contingencies, no accrual has been recorded related to this matter because the Company cannot conclude that a loss is both probable and reasonably estimable at this time. The Company will continue to monitor the matter and update its disclosures as appropriate.

Other Matters

In the ordinary course of business, the Company may be subject to claims, legal proceedings, and regulatory matters arising from its operations, including employment practices, contractual disputes, personal injury claims, food safety matters, and other matters typical of the restaurant industry. As of March 29, 2026, the Company was not a party to any material pending legal or regulatory proceedings other than the Village Bier Garten lease litigation described above. Subsequent to the quarter end, the Aero Velocity dispute described above arose. The outcome of any such matter is inherently uncertain.

Page 20 of 30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, results of operations, liquidity, and capital resources of BT Brands, Inc. and its wholly-owned subsidiaries (together, “BT Brands” “we,” “our,” or the “Company”) should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025.

Introduction

As of March 29, 2026, we owned and operated nine restaurants. In addition, we held a non-controlling 40.7% ownership interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate that operated five restaurant locations at year-end. BT Brands owned restaurant portfolio consisted of nine restaurant locations, comprised of

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

We estimate that the average customer transaction at Burger Time restaurants did not change significantly in the first fiscal quarter of 2026 compared to fiscal 2025, and based on our analysis, it is approximately $14.50. We continually evaluate menu pricing to manage gross margins amid fluctuating input costs. Our operating environment remains highly competitive, and numerous factors, including consumer demand, pricing sensitivity, competition, and broader economic conditions, influence sales trends.

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

Page 21 of 30

Due to underperformance, we closed the Village Bier Garten restaurant in early 2025 and entered into an agreement to assign the lease. In November 2025, the landlord of the Village Bier Garten premises in Cocoa, Florida, issued a notice of default alleging nonpayment of rent by the Assignee beginning in August 2025. Subsequent to the notice, the landlord filed a lawsuit against the Assignee of the lease, our 1519BT, LLC subsidiary and BT Brands, Inc., seeking recovery of unpaid rent and other amounts alleged to be due under the lease. We recorded an impairment charge of $215,000 in 2025 to write off the remaining right-of-use asset. We believe this matter is a contractual dispute that will be resolved through negotiation or litigation. The Company’s position is that the landlord’s prior acceptance of rent payments from the assignee following the transfer of possession constituted constructive consent to the lease assignment. See Note 10 to Consolidated Financial Statements.

In January 2025, our unconsolidated affiliate, Bagger Dave’s, closed its Chesterfield, Michigan, location. This location was sold during the first quarter of 2026. BDVB is currently exploring strategic alternatives, including the potential sale of all Bagger Dave’s restaurant locations.

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

Public health matters, inflationary pressures, supply chain disruptions, and labor availability continue to present uncertainty. We have implemented menu price increases and may continue to do so; however, such increases may not fully offset higher costs and could adversely affect consumer demand. The termination of the proposed Aero Velocity merger eliminates certain transaction-related uncertainties; however, the Company may continue to incur transaction-related costs and faces uncertainty related to the dispute asserted by Aero Velocity regarding the validity of the termination.

Page 22 of 30

Results of Operations for the Thirteen Weeks Ended March 29, 2026, and the Thirteen Weeks Ended March 30, 2025

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 weeks ended, March 29, 2026		13 weeks ended, March 30, 2025
	Amount	%	Amount	%
SALES	$2,843,634	100%	$3,231,073	100.0%
COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	963,763	33.9	1,200,329	37.1
Labor costs	1,110,584	39.1	1,217,897	37.7
Occupancy costs	304,023	10.7	309,694	9.6
Other operating expenses	197,599	6.9	187,920	5.8
Depreciation and amortization	151,575	5.3	156,395	4.8
General and administrative	348,901	12.3	451,034	14.0
Total costs and expenses	3,076,445	108.2	3,523,269	109.0
Loss from operations	(232,811)	(8.2)	(292,196)	(9.0)
UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(435,615)	(15.3)	(44,024)	(1.4)
REALIZED INVESTMENT GAIN (LOSS)	(79,395)	(2.8)	95,038	2.9
INTEREST EXPENSE	(21,440)	(.8)	(21,554)	(0.7)
INTEREST AND DIVIDENDS	21,234	.7	40,600	1.3
OTHER INCOME (EXPENSE)	(12,542)	(.4)	26,587	.8
EQUITY IN AFFILIATE INCOME (LOSS)	9,558	.3	(134,300)	(4.2)
NET LOSS	$(751,011)	(26.4)%	$(329,849)	(10.2)%

Net loss for the thirteen weeks ended March 29, 2026, was $751,011, compared to a net loss of $329,849 for the prior year period. The increase in net loss was primarily attributable to an unrealized loss of $435,615 on marketable securities during the current period, compared to an unrealized loss of $44,024 in the prior year period. The Company also recognized a realized loss on investments of $79,395 during the current period, compared to a realized gain of $95,038 in the prior year period.

These investment-related losses are primarily driven by changes in the market value of publicly traded securities and are non-cash in nature with respect to unrealized losses. Excluding the impact of investment gains and losses, the Company’s operating results improved compared to the prior year period, reflecting reduced general and administrative expenses and lower food costs at Burger Time.

Sales:

Net sales for the first fiscal quarter of 2026 decreased by $387,439 to approximately $2.8 million from $3.2 million in fiscal 2025. The decrease resulted from a decline in Burger Time sales during the quarter, including the closure of the Minot Burger Time location in mid-2025. Minot contributed $121,000 to the first quarter 2025 revenue.

Restaurant unit sales for Burger Time over 13 weeks ranged from approximately $137,000 to approximately $247,000. The average sales for each Burger Time unit were approximately $179,000 in 2026, approximately $51,000 below the same period in 2025.

Our various restaurants each experience unique seasonal sales patterns. The first quarter is seasonally slower for BTND and PIE. PIE revenues are significantly higher in the second and third quarters of the year, resulting from tourist traffic in the Cape Cod area. In 2025, approximately 40% of sales occurred during the seasonally strong third quarter.

Page 23 of 30

Costs of Sales - food and paper:

The cost of sales—food and paper—for the first quarter of fiscal 2026 decreased as a percentage of restaurant sales to 33.9% from 37.1% in the first quarter of fiscal 2025. This decrease was the result of menu changes, including the switch to “hand-cut” fries at Burger Time, combined with only moderate inflationary pressures on food costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all costs associated with the operation of our restaurants, excluding general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased slightly to 90.6% in the fiscal quarter of 2026 from 90.2% in the comparable period of fiscal 2025. The increase resulted from the net effect of higher labor cost as the fixed components, including minimum staffing levels, increased as a percentage of sales and lower food and paper costs resulting from menu changes, as well as the matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

Labor Costs

For the first quarter of fiscal 2026, labor and benefits costs increased as a percentage of restaurant sales to 39.1% from 37.7% in fiscal 2025. The increase results from lower sales, including the impact of minimum staffing levels, which were offset by a concerted effort to monitor scheduling and actual hours across all locations.

Occupancy and Other Operating Expenses

For the first fiscal quarter of 2026, occupancy and other expenses increased to 17.6% of sales from 15.4% in 2025, due to the impact of a sales decrease on fixed costs.

Depreciation and Amortization Expense:

For the first fiscal quarter of 2026, depreciation and amortization expenses were $151,575 (5.3% of sales), a slight decrease from the prior year of $156,395 (4.8% of sales). The result is partly due to a larger share of BTND assets becoming fully depreciated.

General and Administrative Costs

General and administrative costs in the first fiscal quarter of 2026 were $348,901, a decrease of $102,133 from the previous year’s first quarter of $451,034. General and administrative costs were 12.3% of sales, a decrease from 14.0% in the previous year. The decrease is the result of a concerted cost-reduction effort throughout the Company.

Income (Loss) from Operations

The loss from operations for the first quarter of fiscal 2026 improved to a loss of $232,811 from a loss of $292,196 in the first quarter of 2025, reflecting lower general and administrative expenses and cost-cutting in virtually all other areas of the Company’s businesses, the closing of an unprofitable location, and the items discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Page 24 of 30

Restaurant-level EBITDA

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA. Restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to stockholders, primarily because corporate-level expenses are excluded. Restaurant-level EBITDA should not be considered a substitute or superior to operating income calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income before pre-opening costs, if any, general and administrative costs, depreciation and amortization, and impairment charges. General and administrative expenses are excluded because they are not specifically identifiable as restaurant costs. Depreciation, amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses and are not related to the health of ongoing operations.

	13 weeks ended,
	March 29, 2026	March 30, 2025
Revenues	$2,843,634	$3,231,073
Reconciliation:
Income (loss) from operations	(232,811)	(292,196)
Depreciation and amortization	151,575	156,395
General and administrative, corporate-level expenses	348,901	451,034
Restaurant-level EBITDA	$267,665	$315,233
	9.4%	9.7%

Liquidity and Capital Resources

Recently, sales at our Burger Time business have declined. For the 13 weeks ended March 29, 2026, the restaurant’s EBITDA declined slightly from 2025 levels. We had $3.6 million in cash and marketable securities and net working capital of $3.9 million, a decrease of approximately $714,000 from December 28, 2025. The Company maintains a portfolio of marketable securities, the value of which is subject to market volatility. As a result, the Company may continue to recognize significant unrealized gains or losses in future periods, which could materially impact reported net income but would not directly affect cash flows unless such investments are sold.

Unforeseen public health matters may again impact the United States at any time, and recently announced tariffs may impact the economy in the future. It is difficult to predict the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

We anticipate that working capital deficits may be incurred and possibly increase. Our primary sources of liquidity and cash flow are operating cash flows and cash on hand. We use this to service debt, maintain our stores’ efficient operations, and increase our working capital. Our working capital position benefits from the fact that we collect cash from our customers at the point of purchase or within a few days through our credit card processor; generally, payments to our vendors are not due for 30 days.

Page 25 of 30

Summary of Cash Flows

Cash Flows Used in Operating Activities

Operating cash flow for the thirteen weeks ending March 29, 2026, was a negative $97,650. Seasonal patterns in our business typically result in negative cash flow from operating activities in the first quarter of the year.

Cash Flows Provided by (Used in) Investing Activities

Cash flow from investing activities is the net result of our short-term investments. We have continued to improve our existing businesses, and we may pursue acquisitions in the food service and related industries, as well as other potential mergers.

Cash Flows used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of March 29, 2026, we had $3.6 million in contractual obligations, including $2.1 million for amounts due under mortgages on the real property on which our stores are situated and $1.5 million in operating lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $53,000.

Page 26 of 30

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

As of March 29, 2026, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation and the material weakness in our internal control over financial reporting as disclosed in the Company’s Form 10-K for the fiscal year ended December 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules, regulations, and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. In recent years, the Company has not completed any acquisitions. Except for the items described above, there were no other changes in the Company’s internal control over financial reporting during our most recently completed fiscal quarter, which ended March 29, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Page 27 of 30

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in the Notes to the Financial Statements, Note 10, Contingencies, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to be threatened or contemplated against it.

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

Use of Proceeds

Since the closing of the Company’s initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000), (ii) Pie in the Sky Bakery and Coffee Shop ($1,160,000), (iii) a 40.7% of the outstanding shares of common stock of Bagger Dave’s ($1,390,000), (iv) the Village Bier Garten, (recently closed) and (v) Schnitzel Haus ($943,000).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 20, 2026, the Board of Directors of BT Brands, Inc. (the “Company”) approved and adopted an Amended and Restated Insider Trading Policy (the “Revised Policy”), which replaced the Company’s prior insider trading policy previously filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024. The Revised policy primarily modifies the prior policy by: (i) eliminating the mandatory, standing quarterly trading blackout periods in favor of a flexible framework under which the Compliance Officer implements event-driven “special blackout periods” based on pending material developments; and (ii) expanding the pre-clearance requirements to mandate that all members of the Board of Directors and executive officers must pre-clear all transactions in Company securities at all times, rather than only during active blackout windows.

On May 14, 2026, BT Brands, Inc. (the “Company”) terminated that certain Equity Distribution Agreement, dated December 16, 2024 (the “Agreement”), by and between the Company and Maxim Group LLC (“Maxim”). Under the terms of the Agreement, the Company could from time to time offer and sell shares of its common stock, par value $.002 per share, through or to Maxim, as sales agent or principal, in an at-the-market offering. The Company elected to terminate the Agreement in accordance with its terms, and no further shares will be offered or sold thereunder. The Company did not incur any termination penalties in connection with the termination of the Agreement.

Page 28 of 30

ITEM 6. EXHIBITS.

Exhibit	Description
Location Reference
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026.

Filed herewith
31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026.

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

Page 29 of 30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BT BRANDS, INC.

Date: May 18, 2026	By:	/s/ Kenneth Brimmer
	Name:	Kenneth Brimmer
	Title:	Chief Operating Officer and Principal Financial Officer

Page 30 of 30