Form 10-Q
period 2026-06-28
BT Brands, Inc.
filed 2026-08-17
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2026

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-41061

BT BRANDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-1495764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 N. Sagewood Dr, Suite H #217, Park City, UT	84098
(Address of principal executive offices)	(Zip Code)

(307) 264-5057

(Registrant’s telephone number, including area code)

10501 Wayzata Blvd South, Suite 102, Minnetonka MN 55305

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

At August 17, 2026, there were 6,184,724 shares of common stock outstanding.

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

2

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 28, 2026	December 28, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,592,910	$846,167
Marketable securities	2,833,260	3,596,133
Receivables	17,713	54,506
Inventory	230,410	230,443
Inventory - bottled water held for resale	400,000	574,000
Prepaid expenses and other current assets	84,424	22,152
Deferred transaction costs	168,630	150,450
Assets held for sale	424,123	424,123
Total current assets	5,751,470	5,897,974

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,274,675	2,456,718
OPERATING LEASES RIGHT-OF-USE ASSETS	1,168,036	1,267,699
NOTE RECEIVABLE FROM UNCONSOLIDATED AFFILIATE, NET	152,340	-
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	277,137	305,270
OTHER ASSETS, NET	64,587	21,171

Total assets	$10,484,465	$10,745,052

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$274,278	$245,226
Current maturities of long-term debt	199,976	191,531
Current operating lease obligations	404,548	358,939
Accrued expenses	406,360	421,867

Total current liabilities	1,285,162	1,217,563

LONG-TERM DEBT, LESS CURRENT PORTION	1,798,038	1,899,592
NONCURRENT OPERATING LEASE OBLIGATIONS	1,052,996	1,209,509
Total liabilities	4,136,196	4,326,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares outstanding at June 28, 2026 and December 28, 2025	-	-
Common stock, $.002 par value, 50,000,000 authorized, 6,491,118 and 6,461,118 at June 28, 2026 and December 28, 2025, with 6,184,724 and 6,154,724 outstanding at June 28, 2026 and December 28, 2025	12,369	12,309
Less cost of 306,394 common shares held in Treasury at June 28, 2026 and December 28, 2025	(499,718)	(499,718)
Additional paid-in capital	12,059,134	11,954,735
Accumulated deficit	(5,223,516)	(5,048,938)

Total shareholders' equity	6,348,269	6,418,388

Total liabilities and shareholders' equity	$10,484,465	$10,745,052

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	26 Weeks Ended	26 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
SALES	$6,394,499	$7,010,763	$3,550,865	$3,779,690

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,095,508	2,449,549	1,132,214	1,249,220
Labor costs	2,369,626	2,592,500	1,256,264	1,374,603
Occupancy costs	647,455	611,715	327,331	302,021
Other operating expenses	456,739	441,105	232,601	253,185
Depreciation and amortization expenses	303,151	301,120	151,575	144,725
General and administrative expenses	669,165	982,091	333,675	531,057
Total costs and expenses	6,541,644	7,378,080	3,433,660	3,854,811
Income (loss) from operations	(147,145)	(367,317)	117,205	(75,121)

UNREALIZED GAIN ON MARKETABLE SECURITIES	399,190	38,104	829,976	82,128
REALIZED INVESTMENT GAIN (LOSS)	(143,899)	174,064	(64,649)	79,026
INTEREST AND DIVIDEND INCOME	37,348	80,967	18,233	40,367
INTEREST EXPENSE	(37,468)	(41,104)	(19,032)	(19,550)
OTHER INCOME (EXPENSE)	(257,856)	45,173	(270,994)	18,586
EQUITY IN NET INCOME (LOSS) OF AFFILIATE	(24,748)	(204,705)	(34,306)	(70,405)
INCOME (LOSS) BEFORE TAXES	(174,578)	(274,818)	576,433	55,031
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET INCOME (LOSS)	$(174,578)	$(274,818)	576,433	55,031
NET INCOME (LOSS) PER COMMON SHARE - Basic	$(0.03)	$(0.04)	0.09	0.01
NET INCOME (LOSS) PER COMMON SHARE - Diluted	$(0.03)	$(0.04)	0.09	0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING
PER COMMON SHARE AMOUNTS - Basic	6,164,231	6,154,724	6,173,734	6,154,724
PER COMMON SHARE AMOUNTS - Diluted	6,164,231	6,154,724	6,173,734	6,154,724

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Common Stock	Additional Paid-in	Accumulated
For the 26-week periods:	Shares	Amount	Capital	(Deficit)	Treasury	Total
Balances at December 28, 2025	6,154,724	$12,309	$11,954,735	$(5,048,938)	$(499,718)	$6,418,388
Stock-based compensation	-	-	59,459	-	-	59,459
Exercise of stock options	30,000	60	44,940	-	-	45,000
Net loss	-	-	-	(174,578)	-	(174,578)
Balances at June 28, 2026	6,184,724	$12,369	$12,059,134	$(5,223,516)	$(499,718)	$6,348,269

Balances at December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	93,735	-	-	93,735
Net loss	-	-	-	(274,818)	-	(274,818)
Balances at June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144

		Common Stock	Additional Paid-in	Accumulated
For the 13-week periods:	Shares	Amount	Capital	(Deficit)	Treasury	Total
Balances at March 29, 2026	6,154,724	$12,309	$11,971,110	$(5,799,949)	$(499,718)	$5,683,752
Stock-based compensation	-	-	43,084	-	-	43,084
Exercise of stock options	30,000	60	44,940	-	-	45,000
Net income	-	-	-	576,433	-	576,433
Balances at June 28, 2026	6,184,724	$12,369	$12,059,134	$(5,223,516)	$(499,718)	$6,348,269

Balances at March 30, 2025	6,154,724	$12,309	$11,844,735	$(4,690,948)	$(499,718)	$6,666,378
Stock-based compensation	-	-	62,735	-	-	62,735
Net income	-	-	-	55,031	-	55,031
Balances at June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks ended,
	June 28, 2026	June 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,578)	$(274,818)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	303,151	301,120
Amortization of debt issuance costs included in interest expense	2,558	1,350
Provision for uncollectible loans made to unconsolidated affiliate	50,000	-
Stock-based compensation	59,459	93,735
Unrealized gain on marketable securities	(399,190)	(38,104)
Realized investment (gain) loss	143,899	(174,064)
Loss on equity method investment	24,748	204,705
Write down of inventory - bottled water held for sale	174,000	-
Non-cash operating lease expense	(11,240)	5,955
Changes in operating assets and liabilities
Receivables	36,793	36,266
Inventory	33	25,500
Prepaid expenses and other current assets	(62,272)	52,875
Other assets	(43,416)	-
Accounts payable	29,052	(162,575)
Accrued expenses	(15,507)	5,678
Net cash provided by operating activities	117,490	77,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92,975)	(124,365)
Proceeds from sale of equipment	-	34,500
Loans to unconsolidated affiliates	(227,088)	(572,357)
Purchase of marketable securities	(1,190,993)	(2,144,077)
Proceeds from the sale of marketable securities	2,209,157	1,705,516
Purchase of inventory - bottled water held for resale	-	(292,372)
Other assets	-	18,110
Net cash provided by (used in) investing activities	698,101	(1,375,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45,000	-
Principal payments on long-term debt	(95,668)	(93,925)
Payment of deferred transaction costs	(18,180)	-
Net cash used in financing activities	(68,848)	(93,925)

CHANGE IN CASH AND CASH EQUIVALENTS	746,743	(1,391,347)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,167	1,951,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,592,910	$560,068

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$34,790	$46,069

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended December 28, 2025. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Financial Statements as of and for the quarter ended June 28, 2026, do not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 28, 2025, and the related notes included in our Form 10-K for the fiscal year ended December 28, 2025.

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

Overview of Our Company

As of June 28, 2026, we owned and operated nine restaurants across multiple states in the Midwest, Massachusetts, and Florida, and held a minority ownership interest in an unconsolidated affiliate that operated an additional five restaurants, for a total of fourteen operating restaurant locations. BT Brands operating restaurants comprise the following:

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

Segment Reporting

The Company has determined that it operates as a single reportable segment based on the nature of its operations and the regulatory environment under which it operates. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM evaluates performance and allocates resources based primarily on the net income and total assets, which are consistent with the amounts reported in the consolidated statements of operations and consolidated balance sheets.

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

On May 1, 2026, the Company delivered written notice to Aero terminating the Merger Agreement pursuant to Section 7.1(b) thereof. The Company exercised its termination right because the registration statement relating to the proposed transaction had not been declared effective by the Securities and Exchange Commission, and the closing had not occurred by April 30, 2026, the applicable deadline and Aero did not request an extension of time in which to achieve effectiveness of the registration statement. Termination was effective upon delivery of the notice. Upon termination, the Merger Agreement ceased to be of further force or effect, other than certain customary surviving provisions, and all transactions contemplated thereby were abandoned. The Company does not believe any termination fee or material penalty is payable. Under Section 5.8 of the Merger Agreement, each party is responsible for its own transaction expenses. On May 4, 2026, counsel for Aero delivered a letter asserting that the Company’s termination was invalid. The Company disputes Aero’s assertions. The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the termination.

For additional information regarding the proposed Merger and subsequent termination, see our Reports on Form 8-K filed on May 7, 2026, and on December 1, 2025, available at www.sec.gov.

Fiscal Year Periods

BT Brands' fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2025 was 52 weeks ended December 28, 2025, and Fiscal 2026 is 53 weeks ending January 3, 2027. References in this report for periods refer to the 26-week and 13-week periods in the respective fiscal periods.

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

Marketable Securities

The summary of fair value measurements of marketable securities as of the respective dates is as follows:

	June 28, 2026		December 28, 2025
	Fair Value		Fair Value
	Carrying Amount	Level 1	Carrying Amount	Level 1
Common stocks	$2,473,887	$2,473,887	$3,269,333	$3,269,333
Listed limited partnership units	100,990	100,990	162,500	162,500
Exchange-traded funds	44,479	44,479	63,220	63,220
Debt securities	213,904	213,904	101,080	101,080
Total	$2,833,260	$2,833,260	$3,596,133	$3,596,133

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

As of June 28, 2026, and December 28, 2025, deferred transaction costs totaled $168,630 and $150,450, respectively.

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

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 – Income Taxes (“ASC 740”). ASC 740 requires the use of the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as required.

As of June 28, 2026, we used a net combined federal and state rate of approximately 25% in estimating our current tax benefit. Given the recent losses, the Company has determined that sufficient uncertainty exists regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $1,040,000 has been recorded as of June 28, 2026, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. As of December 28, 2025, the Company has approximately $2.8 million in federal operating tax loss carryforwards.

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

NOTE 2 – INTANGIBLE ASSETS

At June 28, 2026, and December 28, 2025, the value of acquired intangible assets subject to amortization consisted of the following:

	Estimated			Net
	Life	Original	Accumulated	Carrying
June 28, 2026	(Years)	Cost	Amortization	Value
Covenants not to compete	3	$100,000	$(69,444)	$30,556
Tradenames	15	344,000	(97,419)	246,581
		$444,000	$(166,863)	$277,137

	Estimated			Net
	Life	Original	Accumulated	Carrying
December 28, 2025	(Years)	Cost	Amortization	Value
Covenants not to compete	3	$100,000	$(41,542)	$58,458
Tradenames	15	344,000	(97,188)	246,812
		$444,000	$(138,730)	$305,270

The total remaining amortization of intangible assets, including the covenants not to compete, will approximate $28,100 in 2026, $36,800 in 2027, and $23,000 per year through 2036 and approximately $5,200 in 2037.

The total amortization expense was $14,067 and $28,133, respectively, for the 13-week and 26-week periods in 2026. The total amortization expense was $19,625 and $36,091, respectively, for the 13-week and 26-week periods in 2025.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 28, 2026	December 28, 2025

Land	$366,285	$366,285
Equipment	3,928,090	3,890,916
Building and leasehold improvements	2,468,173	2,412,371
Total property and equipment	6,762,548	6,669,572
Accumulated depreciation	(4,063,750)	(3,788,731)
Net	2,698,798	2,880,841
Less - property held for sale	(424,123)	(424,123)
Net property and equipment	$2,274,675	$2,456,718

Depreciation expense was $137,508 and $275,017, respectively, for the 13-week and 26-week periods in 2026. Depreciation expense was $136,770 and $265,029, respectively, for the 13-week and 26-week periods in 2025.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 28, 2026	December 28, 2025
Accrued payroll and payroll taxes	$195,952	$225,866
Accrued sales taxes payable	84,946	54,231
Accrued real estate taxes	51,369	44,744
Accrued gift card liability	37,808	46,779
Accrued vacation pay	30,000	30,000
Other accrued expenses	6,285	20,247

	$406,360	$421,867

NOTE 5 – LONG-TERM DEBT

Our long-term debt is as follows:

	June 28, 2026	December 28, 2025
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages covering seven owned properties, BT Brands and an officer of the Company, both of whom guarantee payment of the notes.	$2,020,855	$2,116,522
Less: unamortized debt issuance costs	(22,841)	(25,399)
Less: current maturities	(199,976)	(191,531)

	$1,798,038	$1,899,592

NOTE 6 – STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of June 28, 2026, 718,250 shares were available for grant under the 2019 Incentive Plan.

In July 2025, the Board granted 62,500 options with an exercise price of $1.50 per share. This grant included 22,500 fully-vested one-year options and 40,000 options that vest 20% upon grant and 20% on each of the succeeding four anniversary dates.

In April 2026, the Board amended vesting terms for certain Board members, an employee of the company who is deemed to be a related party, and an external consultant. The amended vesting terms were such that all outstanding stock options as of the date of this amendment became immediately vested and exercisable.

In July 2026, the Board approved the grant of 180,000 stock options, with a strike price equal to the closing price of the Company’s stock on the previous business day. The stock options were granted to the Company’s CEO, an employee of the Company who is deemed to be a related party, an external consultant, and three independent Board members.

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

Stock-based compensation expense, equal to the fair value of the options at the grant date, is recognized in general and administrative expense over the applicable service period. Total stock-based compensation expenses for stock options and warrants for the 26-week periods in 2026 and 2025 were $59,459 and $93,735, respectively. As of June 28, 2026, we estimated that approximately $191,000 in stock-based compensation expense for stock options, including consultant warrants, would be recognized over the next four years: $54,000 in 2026, and $58,000 in 2027, $40,000 in 2028, $26,000 in 2029, and $14,000 in 2030.

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

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method.
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award.

Information regarding our stock options is summarized below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Term	Intrinsic
26-Week period ended June 28, 2026	of Options	Exercise Price	(in Years)	Value

Options outstanding at December 28, 2025	381,750	$2.40	6.6	$-
Granted	-	-
Exercised	(30,000)	1.50
Cancelled, forfeited, or expired	(15,000)	2.50
Options outstanding at June 28, 2026	336,750	$2.35	5.0	$-
Options exercisable at June 28, 2026	296,742	$2.33	5.2	$-

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Term	Intrinsic
26-Week period ended June 29, 2025	of Options	Exercise Price	(in Years)	Value

Options outstanding at December 29, 2024	339,250	$2.53	7.4	$-
Granted	-	-
Exercised	-	-
Cancelled, forfeited, or expired	(15,000)	2.50	6.9
Options outstanding at June 29, 2025	324,250	$2.56	6.3	$-
Options exercisable at June 29, 2025	220,408	$2.60	6.9	$-

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Award provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned. The total expense associated with this award was $265,000 and was fully expensed in 2025. In connection with the resignation of the Company’s Chief Financial Officer in May 2026, his award of 100,000 shares were forfeited.

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

The lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $624,000. The operating lease liability was approximately $437,000 as of June 28, 2026, and $459,000 as of December 28, 2025, discounted using a rate of 3.75% and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

Upon acquisition of the PIE assets, the Company leased approximately 3,500 square feet of restaurant and bakery production space. The lease has an initial term of 60 months and has been renewed for an additional five-year term. The lease provided for an initial base rent of $10,000 per month, with a 3% annual escalation beginning after the first 24 months. Current monthly base rent is $10,927. Variable lease costs consist primarily of property taxes, insurance, certain utility expenses, and sales taxes.

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

The operating lease liability related to the PIE lease as of June 28, 2026, was approximately $723,000 and approximately $772,000 as of December 28, 2025, discounted using a rate of 5.0% and is reflected as operating lease liabilities in the accompanying consolidated balance sheets.

In May 2024, in connection with the acquisition of Schnitzel Haus, the Company assumed the remaining 44 months of the restaurant’s 4,200-square-foot lease, with a monthly base rent of approximately $4,700.

The Schnitzel Haus lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $182,000. The operating lease liability related to this lease was approximately $88,000 as of June 28, 2026, and approximately $123,000 as of December 28, 2025, discounted using a rate of 6.5%, and is reflected as a liability in the accompanying consolidated balance sheets.

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

Given the outstanding litigation seeking acceleration of unpaid rent under the lease, as of June 28, 2026 and December 28, 2025, the Company has included a net lease liability of approximately $209,000, representing the total unpaid lease payments under the full lease term.

The ultimate resolution of the matter is subject to ongoing litigation and may differ from the amounts recorded.

The following table presents future minimum lease payments under the Company’s operating leases as of June 28, 2026, including amounts related to the PIE lease, assuming exercise of the initial five-year renewal option. During the first quarter of 2026, the Company exercised the initial five-year renewal option.

Lease Payments
2026 remaining	$302,573
2027	318,095
2028	209,233
2029	215,513
2030	221,978
Thereafter	366,664
Total future minimum lease payments	1,634,056
Less: interest	(176,512)
Present value of lease obligation	$1,457,544

The weighted-average remaining lease term of the Company’s operating leases was approximately 5.1 years, and the weighted-average discount rate was approximately 4.50%.

The Company is unable to readily determine the interest rate implicit in its leases. Therefore, the discount rate used represents the Company’s estimated incremental borrowing rate at lease commencement for a similar term, collateralized by the leased assets.

The total operating lease expenses for the second 13-week period in 2026 and 2025 were approximately $68,000 and $73,000, respectively. In the 2026 and 2025 respective 26-week periods, operating lease expenses totaled approximately $153,000 and $147,000. Cash paid for leases during the 13 weeks ending June 28, 2026, totaled approximately $65,000, and in the 13 weeks ending June 29, 2025 it totaled approximately $68,000. Cash paid for leases was approximately $137,000 and $141,000 for the 2026 and 2025 26-week periods, respectively. Variable expenses for lease properties were approximately $2,000 in the 13 weeks in 2026 and $11,000 in the 13 weeks of 2025. Variable lease expenses were approximately $11,000 and $20,000 in the 26-week periods in 2026 and 2025, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The net proceeds from the offering were $10,696,575.

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of June 28, 2026, we have repurchased 306,394 shares, including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash. We may purchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our purchases may be executed through open-market purchases, unsolicited or solicited privately negotiated transactions, or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The 2024 Share Repurchase Program does not include a time limitation on when repurchases may occur.

Upon the announcement of a potential merger transaction, we suspended the 2024 Share Repurchase Program. Prior to suspending the 2024 Share Repurchase Program, we had not purchased any shares of common stock under the 2024 Share Repurchase Program during 2025.

Potential Sale and Issuance of Stock

On December 13, 2024, as amended on November 21, 2025, BT Brands, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, par value $0.002 per share (the “Common Stock”), subject to the maximum aggregate sales proceeds of up to $3,565,880 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering” program under which Maxim will act as sales agent.

On May 14, 2026, the Company terminated the Distribution Agreement, by and between the Company and Maxim. Under the terms of the Distribution Agreement, the Company could from time to time offer and sell shares of its common stock, par value $.002 per share, through or to Maxim, as sales agent or principal, in an at-the-market offering. The Company elected to terminate the Agreement in accordance with its terms, and no further shares will be offered or sold thereunder. The Company did not incur any termination penalties in connection with the termination of the Distribution Agreement and intends to sell shares in the future through its existing at-the-market offering program.

NOTE 9 – RELATED PARTY TRANSACTIONS

NGI Corporation

Equity Investment and Impairment

Prior to 2025, the Company held a minority equity investment in NGI Corporation (“NGI”) with an aggregate carrying value of $304,000. During fiscal 2025, the Company evaluated the recoverability of this investment and identified impairment indicators, including recurring operating losses at NGI and its limited access to capital. As a result, the Company determined the investment was impaired and recorded a full impairment charge of $304,000, reducing the carrying value to zero. As of June 28, 2026 and December 28, 2025, the Company has no remaining carrying value related to its equity investment in NGI.

Loans, Foreclosure, and Inventory Acquisition

The Company previously provided loans to NGI and, in connection with those arrangements, obtained a senior secured interest in substantially all of NGI’s assets. During fiscal 2025, the Company advanced additional funds and funded certain costs related to aluminum water bottle inventory.

Effective December 26, 2025, the Company exercised its rights under the loan agreements and foreclosed on the collateral securing the loans. As a result, the Company obtained control of bottled water inventory, which is recorded within current assets as “Inventory – bottled water held for resale.”

The bottled water inventory is carried at the lower of cost or net realizable value. As of December 28, 2025, the Company recorded a write-down of approximately $217,000 to reflect the estimated net realizable value. During the 13-week period ending June 28, 2026, the Company recorded an additional write-down of approximately $174,000 to reflect the estimated net realizable value as of June 28, 2026 of $400,000. This write down is included in Other Income (Expense) on the Consolidated Statements of Operations.

The Company is actively pursuing the sale of this inventory; however, the timing and amount of any proceeds are uncertain. Future adjustments to the carrying value may be required based on changes in estimated selling prices, costs to sell, or market conditions.

Related Party Considerations

Kenneth Brimmer, the Company’s former Chief Financial Officer, served as a member of NGI’s board of directors and as its Chief Financial Officer during the same time he served as the Company’s Chief Financial Officer. Accordingly, transactions with NGI are considered related party transactions.

Bagger Dave’s Burger Tavern, Inc.:

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

The Company advanced a total of approximately $88,000 and $227,000, respectively, to BDVB during the 13-week and 26-week periods in 2026 pursuant to authorization from the Company’s Board of Directors to provide up to $297,000 pursuant to a financing facility bearing interest at 12%, accrued monthly, and callable upon demand. These advances represent additional financial support. As a result, the Company resumed recognition of its share of BDVB’s losses to the extent of the additional investment. As a result of net income generated in the first two quarters of 2026 being less than the cumulative advances to BDVB through June 28, 2026, the Company reduced its note receivable from BDVB by approximately $25,000 during the 13-week period ended June 28, 2026. Additionally, given the operating losses generated in the 2026 periods as shown below, the Company recorded an allowance of $50,000 against the note receivable from BDVB on the consolidated balance sheets as of June 28, 2026.

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

The following tables present unaudited summary financial information of BDVB as of and for the periods indicated, as reported by BDVB:

	June 28,	December 28,
Balance Sheet Information	2026	2025
Total current assets	$179,941	$173,665
Total non-current assets, net	1,672,542	1,650,670
Total assets	$1,852,483	$1,824,335

Current liabilities	$480,331	$615,819
Total non-current liabilities	1,166,657	1,136,980
Total liabilities	$1,646,988	$1,752,799
Stockholders' equity	205,495	71,536
Total liabilities and stockholders' equity	$1,852,483	$1,824,335

	26 Weeks Ended	26 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	$2,946,242	$2,636,973	$1,486,007	$1,308,506
Depreciation and amortization	(21,771)	(158,598)	(10,885)	(80,799)
Other costs and expenses	(3,152,503)	(2,979,013)	(1,559,411)	(1,419,419)
Operating loss	(228,032)	(500,638)	(84,289)	(191,712)
Gain on sale of assets	361,991	-	-	-
Net income (loss)	$133,959	$(500,638)	$(84,289)	$(191,712)

Gary Copperud, the Chief Executive Officer and a director of the Company also serves as the president and a director of Bagger Dave’s Burger Tavern, Inc. BT Brands owns approximately 40.7% of the outstanding shares of Bagger Dave’s. The investment is accounted for on the equity method. In 2025 through the second quarter of 2026, officers of BT Brands received no compensation from Bagger Dave’s and there were no additional related party transactions.

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

Aero Velocity Merger Termination

On September 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aero Velocity Inc. (“Aero”). On May 1, 2026, the Company delivered written notice terminating the Merger Agreement pursuant to Section 7.1(b). The Company exercised its termination right because the registration statement relating to the proposed transaction had not been declared effective by the Securities and Exchange Commission, and the closing had not occurred by April 30, 2026, the applicable deadline under the Merger Agreement. The Company believes the termination was valid and effective in accordance with the terms of the Merger Agreement.

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

Other Matters

In the ordinary course of business, the Company may be subject to claims, legal proceedings, and regulatory matters arising from its operations, including employment practices, contractual disputes, personal injury claims, food safety matters, and other matters typical of the restaurant industry. As of June 28, 2026, the Company was not a party to any material pending legal or regulatory proceedings other than the Village Bier Garten lease litigation and the Aero Velocity dispute described above. The outcome of any such matter is inherently uncertain.

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

Introduction

As of June 28, 2026, we owned and operated nine restaurants. In addition, we held a non-controlling 40.7% ownership interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate that operated five restaurant locations at year-end. BT Brands owned restaurant portfolio consisted of nine restaurant locations, comprised of

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

We estimate that the average customer transaction at Burger Time restaurants did not change significantly in the first two quarters of 2026 compared to fiscal 2025, and based on our analysis, it is approximately $18. We continually evaluate menu pricing to manage gross margins amid fluctuating input costs. Our operating environment remains highly competitive, and numerous factors, including consumer demand, pricing sensitivity, competition, and broader economic conditions, influence sales trends.

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

Results of Operations for the Thirteen Weeks Ended June 28, 2026, and the Thirteen Weeks Ended June 29, 2025

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 Weeks Ended		13 Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	%	Amount	%
SALES	$3,550,865	100.0%	$3,779,690	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,132,214	31.9	1,249,220	33.1
Labor costs	1,256,264	35.4	1,374,603	36.4
Occupancy costs	327,331	9.2	302,021	8.0
Other operating expenses	232,601	6.6	253,185	6.7
Depreciation and amortization expenses	151,575	4.3	144,725	3.8
General and administrative expenses	333,675	9.4	531,057	14.1
Total costs and expenses	3,433,660	96.7	3,854,811	102.0
Income (loss) from operations	117,205	3.3	(75,121)	(2.0)

UNREALIZED GAIN ON MARKETABLE SECURITIES	829,976	23.4	82,128	2.2
REALIZED INVESTMENT GAIN (LOSS)	(64,649)	(1.8)	79,026	2.1
INTEREST AND DIVIDEND INCOME	18,233	0.5	40,367	1.1
INTEREST EXPENSE	(19,032)	(0.5)	(19,550)	(0.5)
OTHER INCOME (EXPENSE)	(270,994)	(7.6)	18,586	0.5
EQUITY IN NET LOSS OF AFFILIATE	(34,306)	(1.0)	(70,405)	(1.9)
INCOME BEFORE TAXES	576,433	16.2	55,031	1.5
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET INCOME	$576,433	16.2%	$55,031	1.5%

Net income for the thirteen weeks ended June 28, 2026, was $576,433, compared to $55,031 for the prior year period. The increase in net income was primarily attributable to an unrealized gain of $829,976 on marketable securities during the current period, compared to an unrealized gain of $82,128 in the prior year period.

Changes in the fair value of our marketable securities can result in significant unrealized gains or losses from period to period. Unrealized gains and losses are non-cash and do not affect cash flows unless and until the applicable securities are sold.

The Company also recorded a write down on its inventory of bottled water of approximately $174,000 in the 13-week period ended June 28, 2026.

Excluding the impact of investment gains and losses and the write down of the inventory of bottled water held for sale, the Company’s operating results improved compared to the prior year period, reflecting reduced general and administrative expenses and lower food costs at Burger Time.

Sales:

Net sales for the second fiscal quarter of 2026 decreased by approximately $229,000 to approximately $3.6 million from $3.8 million in fiscal 2025. The decrease resulted from a decline in Burger Time sales during the quarter, including the closure of the Minot Burger Time location in mid-2025.

Our various restaurants each experience unique seasonal sales patterns. The first quarter is seasonally slower for BTND and PIE. PIE revenues are significantly higher in the second and third quarters of the year, resulting from tourist traffic in the Cape Cod area. In 2025, approximately 40% of sales occurred during the seasonally strong third quarter.

Costs of Sales - food and paper:

Cost of sales – food and paper – for the second quarter of fiscal 2026 decreased as a percentage of restaurant sales to 31.9% from 33.1% in the second quarter of fiscal 2025. This decrease was the result of menu changes, including the switch to “hand-cut” fries at Burger Time, combined with only moderate inflationary pressures on food costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all costs associated with the operation of our restaurants, excluding general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales decreased to 83.0% in the second quarter of 2026 from 84.1% in the comparable period of 2025. The decrease resulted from a concerted effort to monitor scheduling and actual hours across all locations, as well as the matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections above and below.

Labor Costs:

For the second quarter of fiscal 2026, labor and benefits costs decreased as a percentage of restaurant sales to 35.4% from 36.4% in fiscal 2025. The decrease resulted from a concerted effort to monitor scheduling and actual hours across all locations.

Occupancy and Other Operating Expenses:

For the second quarter of 2026, occupancy and other expenses increased to 15.8% of sales from 14.7% in 2025, due to the impact of a sales decrease on fixed costs.

Depreciation and Amortization Expense:

For the second quarter of 2026, depreciation and amortization expenses were $151,575 (4.3% of sales), an increase from the prior year of $144,725 (3.8% of sales). The increase is primarily due to depreciation associated with asset purchases made in the 2026 period.

General and Administrative Costs:

General and administrative costs in the second quarter of 2026 were $333,675, a decrease of approximately $197,000 from the previous year’s second quarter of $531,057. General and administrative costs were 9.4% of sales, a decrease from 14.1% in the previous year. The decrease is the result of a concerted cost-reduction effort throughout the Company.

Income (Loss) from Operations:

Income from operations in the second quarter of 2026 was $117,205, as compared to a loss from operations of $75,121 in the second quarter of 2025, reflecting primarily lower general and administrative expenses and cost-cutting in virtually all other areas of the Company’s businesses, the closing of an unprofitable location, and the items discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Results of Operations for the Twenty-Six Weeks Ended June 28, 2026, and the Twenty-Six Weeks Ended June 29, 2025

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the twenty-six-week fiscal periods. The percentages below may not reconcile because of rounding.

	26 Weeks Ended		26 Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	%	Amount	%
SALES	$6,394,499	100.0%	$7,010,763	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	2,095,508	32.8	2,449,549	34.9
Labor costs	2,369,626	37.1	2,592,500	37.0
Occupancy costs	647,455	10.1	611,715	8.7
Other operating expenses	456,739	7.1	441,105	6.3
Depreciation and amortization expenses	303,151	4.7	301,120	4.3
General and administrative expenses	669,165	10.5	982,091	14.0
Total costs and expenses	6,541,644	102.3	7,378,080	105.2
Loss from operations	(147,145)	(2.3)	(367,317)	(5.2)

UNREALIZED GAIN ON MARKETABLE SECURITIES	399,190	6.2	38,104	0.5
REALIZED INVESTMENT GAIN (LOSS)	(143,899)	(2.3)	174,064	2.5
INTEREST AND DIVIDEND INCOME	37,348	0.6	80,967	1.2
INTEREST EXPENSE	(37,468)	(0.6)	(41,104)	(0.6)
OTHER INCOME (EXPENSE)	(257,856)	(4.0)	45,173	0.6
EQUITY IN NET INCOME (LOSS) OF AFFILIATE	(24,748)	(0.4)	(204,705)	(2.9)
LOSS BEFORE TAXES	(174,578)	(2.7)	(274,818)	(3.9)
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET LOSS	$(174,578)	(2.7)%	$(274,818)	(3.9)%

Net loss for the twenty-six weeks ended June 28, 2026, was $174,578, compared to a net loss of $274,818 for the prior year period. The reduction in net loss was primarily attributable to an unrealized gain of $399,190 on marketable securities during the current period, compared to an unrealized gain of $38,104 in the prior year period.

Changes in the fair value of our marketable securities can result in significant unrealized gains or losses from period to period. Unrealized gains and losses are non-cash and do not affect cash flows unless and until the applicable securities are sold.

The Company also recorded a write down on its inventory of bottled water held for sale of approximately $174,000 in the twenty-six-week period ended June 28, 2026.

Excluding the impact of investment gains and losses and the write down of the inventory of bottled water held for sale, the Company’s operating results improved compared to the prior year period, reflecting reduced general and administrative expenses and lower food costs at Burger Time.

Sales:

Net sales for the twenty-six week period ended June 28, 2026 decreased by approximately $616,000 to approximately $6.4 million from $7.0 million in fiscal 2025. The decrease resulted from a decline in Burger Time sales during the 2026 period as compared to the 2025 period, as well as the closure of the Minot Burger Time location in mid-2025.

Our various restaurants each experience unique seasonal sales patterns. The first quarter is seasonally slower for BTND and PIE. PIE revenues are significantly higher in the second and third quarters of the year, resulting from tourist traffic in the Cape Cod area. In 2025, approximately 40% of sales occurred during the seasonally strong third quarter.

Costs of Sales - food and paper:

Cost of sales – food and paper – decreased as a percentage of restaurant sales to 32.8% from 34.9% in the comparable 2025 period. This decrease was the result of menu changes, including the switch to “hand-cut” fries at Burger Time, combined with only moderate inflationary pressures on food costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all costs associated with the operation of our restaurants, excluding general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased slightly to 87.1% from 86.9% in the comparable period of fiscal 2025. The increase resulted from the net effect of higher labor cost as the fixed components, including minimum staffing levels, increased as a percentage of sales early in the 2026 period, and lower food and paper costs resulting from menu changes, as well as the matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections below.

Labor Costs:

Labor and benefits costs increased slightly as a percentage of restaurant sales to 37.1% from 37.0% in the comparable 2025 period. The increase resulted from lower sales, including the impact of minimum staffing levels, which were offset by a concerted effort to monitor scheduling and actual hours across all locations.

Occupancy and Other Operating Expenses:

Occupancy and other expenses increased to 17.2% of sales from 15.0% in 2025, primarily due to the impact of a sales decrease on fixed costs.

Depreciation and Amortization Expense:

Depreciation and amortization expenses were $303,151 (4.7% of sales), a slight increase from the prior year of $301,120 (4.3% of sales).

General and Administrative Costs:

General and administrative costs were $669,165, a decrease of approximately $313,000 from the comparable period in 2025 of $982,091. General and administrative costs were 10.5% of sales, a decrease from 14.0% in the previous year. The decrease is the result of a concerted cost-reduction effort throughout the Company.

Loss from operations:

The loss from operations improved to a loss of $147,145 from a loss of $367,317 in the comparable period in 2025, reflecting lower general and administrative expenses and cost-cutting in virtually all other areas of the Company’s businesses, the closing of an unprofitable location, and the items discussed in the “Net Revenues” and “Restaurant Operating Costs” sections above.

Restaurant-level EBITDA:

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, the Company uses restaurant-level EBITDA. Restaurant-level EBITDA is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and, we believe, investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not indicative of our overall results, nor does restaurant-level profit accrue directly to stockholders, primarily because corporate-level expenses are excluded. Restaurant-level EBITDA should not be considered a substitute or superior to operating income calculated under GAAP. The reconciliations to operating income set forth below should be carefully evaluated.

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

	26 Weeks Ended	26 Weeks Ended	13 Weeks Ended	13 Weeks Ended
Restaurant-level EBITDA	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Revenues	$6,394,499	$7,010,763	$3,550,865	$3,779,690
Reconciliation:
Income (loss) from operations	(147,145)	(367,317)	117,205	(75,121)
Depreciation and amortization	303,151	301,120	151,575	144,725
General and administrative - corporate-level expenses	654,276	982,091	324,449	531,057
Restaurant-level EBITDA	$810,281	$915,894	$593,229	$600,661
Restaurant-level EBITDA margin	12.7%	13.1%	16.7%	15.9

Liquidity and Capital Resources

We had $4.4 million in cash and marketable securities and net working capital of $4.5 million, which is a decrease of approximately $200,000 from what we had in net working capital as of December 28, 2025. The Company maintains a portfolio of marketable securities, the value of which is subject to market volatility. As a result, the Company may continue to recognize significant unrealized gains or losses in future periods, which could materially impact reported net income but would not directly affect cash flows unless such investments are sold.

Unforeseen public health matters may again impact the United States at any time, and recently announced tariffs may impact the economy in the future. It is difficult to predict the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Although we had approximately $4.5 million of working capital at June 28, 2026, our working capital may fluctuate based on operating performance, investment activity, capital expenditures, acquisitions and other strategic transactions. Our primary sources of liquidity and cash flow are operating cash flows and cash on hand. We use this to service debt, maintain our stores’ efficient operations, and increase our working capital. Our working capital position benefits from the fact that we collect cash from our customers at the point of purchase or within a few days through our credit card processor; generally, payments to our vendors are not due for 30 days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 26 weeks ending June 28, 2026, was approximately $117,000. The cash flows provided by operating activities were mainly the result of improved restaurant performance during the year due to lower overall costs relative to revenue as discussed above.

Cash Flows Provided by (Used in) Investing Activities

Cash flow from investing activities is primarily the net result of our short-term investments. We have continued to improve our existing businesses, and we may pursue acquisitions in the food service and related industries, as well as other potential mergers.

Cash Flows used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of June 28, 2026, we had $3.5 million in contractual obligations, including $2.0 million for amounts due under mortgages on the real property on which our stores are situated and $1.5 million in operating lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $53,000.

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

Management, with the participation of Gary Copperud, our Chief Executive Officer, who serves as both our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2026 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, and in light of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, Mr. Copperud concluded that our disclosure controls and procedures were not effective as of June 28, 2026.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. In recent years, the Company has not completed any acquisitions.

Effective May 26, 2026, Kenneth Brimmer resigned as the Company's Chief Financial Officer, principal financial officer and principal accounting officer. Following Mr. Brimmer's resignation, Gary Copperud, our Chief Executive Officer, was designated as the Company’s principal financial officer effective August 5, 2026. Management evaluated the effect of these changes on the Company's internal control over financial reporting. Based on that evaluation, management concluded that these changes did not materially affect, and are not reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Since the date on which the Company filed its Annual Report on Form 10-K and through the date of this quarterly report, we have not sold any unregistered securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 28, 2026, none of the Company's directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description	Location Reference
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2026.

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

BT BRANDS, INC.

Date: August 17, 2026	By:	/s/ Gary Copperud
	Name:	Gary Copperud
	Title:	Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

