Form 10-Q
period 2026-09-27
BT Brands, Inc.
filed 2026-11-12
CIK 1718224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2026

or

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

At November 12, 2026, there were 6,184,724 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 27, 2026	December 28, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,827,400	$846,167
Marketable securities	1,788,834	3,596,133
Receivables	26,020	54,506
Inventory	210,508	230,443
Inventory - bottled water held for resale	200,000	574,000
Prepaid expenses and other current assets	140,524	22,152
Deferred offering costs	-	150,450
Assets held for sale	424,123	424,123
Total current assets	5,617,409	5,897,974

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	2,148,978	2,456,718
OPERATING LEASES RIGHT-OF-USE ASSETS	1,117,283	1,267,699
NOTE RECEIVABLE FROM UNCONSOLIDATED AFFILIATE, NET	160,435	-
GOODWILL	796,220	796,220
INTANGIBLE ASSETS, NET	263,070	305,270
OTHER ASSETS, NET	64,587	21,171

Total assets	$10,167,982	$10,745,052

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$236,017	$245,226
Current maturities of long-term debt	201,706	191,531
Current operating lease obligations	418,752	358,939
Accrued expenses	327,701	421,867

Total current liabilities	1,184,176	1,217,563

LONG-TERM DEBT, LESS CURRENT PORTION	1,751,939	1,899,592
NONCURRENT OPERATING LEASE OBLIGATIONS	989,186	1,209,509
Total liabilities	3,925,301	4,326,664

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares outstanding at September 27, 2026 and December 28, 2025	-	-
Common stock, $0.002 par value, 150,000,000 authorized, 6,491,118 and 6,461,118 issued at September 27, 2026 and December 28, 2025, with 6,184,724 and 6,154,724 outstanding at September 27, 2026 and December 28, 2025	12,369	12,309
Less cost of 306,394 common shares held in Treasury at September 27, 2026 and December 28, 2025	(499,718)	(499,718)
Additional paid-in capital	12,098,943	11,954,735
Accumulated deficit	(5,368,913)	(5,048,938)

Total shareholders' equity	6,242,681	6,418,388

Total liabilities and shareholders' equity	$10,167,982	$10,745,052

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	39 Weeks Ended	39 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
SALES	$10,168,695	$10,864,445	$3,774,196	$3,853,682

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,268,326	3,626,168	1,172,818	1,176,619
Labor costs	3,679,368	3,882,608	1,309,742	1,290,108
Occupancy costs	975,249	944,699	325,879	332,984
Other operating expenses	672,127	672,866	262,955	231,761
Depreciation and amortization expenses	454,726	452,130	151,575	151,010
General and administrative expenses	1,119,520	1,160,480	418,422	178,389
Gain on sale of asset	-	(242,231)	-	(242,231)
Total costs and expenses	10,169,316	10,496,720	3,641,391	3,118,640
Income (loss) from operations	(621)	367,725	132,805	735,042

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	119,269	500,124	(279,921)	462,020
REALIZED INVESTMENT GAIN	374,910	312,954	518,809	138,890
INTEREST AND DIVIDEND INCOME	50,990	112,833	14,091	31,866
INTEREST EXPENSE	(54,195)	(57,489)	(16,727)	(16,385)
IMPAIRMENT OF EQUITY INVESTMENT IN RELATED COMPANY	-	(304,000)	-	(304,000)
ABANDONED OFFERING COSTS	(168,630)	-	(168,630)	-
OTHER INCOME (EXPENSE)	(516,938)	12,449	(245,812)	(32,724)
EQUITY IN NET LOSS OF AFFILIATE	(124,760)	(304,439)	(100,012)	(99,734)
INCOME (LOSS) BEFORE TAXES	(319,975)	640,157	(145,397)	914,975
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET INCOME (LOSS)	$(319,975)	$640,157	$(145,397)	$914,975
NET INCOME (LOSS) PER COMMON SHARE - Basic	$(0.05)	$0.10	$(0.02)	$0.15
NET INCOME (LOSS) PER COMMON SHARE - Diluted	$(0.05)	$0.10	$(0.02)	$0.15

WEIGHTED AVERAGE SHARES USED IN COMPUTING
PER COMMON SHARE AMOUNTS - Basic	6,171,059	6,154,724	6,184,724	6,154,724
PER COMMON SHARE AMOUNTS - Diluted	6,171,059	6,154,791	6,184,724	6,159,750

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

		Common Stock	Additional	Accumulated
For the 39-week periods:	Shares	Amount	Paid-in Capital	Deficit	Treasury	Total
Balances at December 28, 2025	6,154,724	$12,309	$11,954,735	$(5,048,938)	$(499,718)	$6,418,388
Stock-based compensation	-	-	99,268	-	-	99,268
Exercise of stock options	30,000	60	44,940	-	-	45,000
Net loss	-	-	-	(319,975)	-	(319,975)
Balances at September 27, 2026	6,184,724	$12,369	$12,098,943	$(5,368,913)	$(499,718)	$6,242,681

Balances at December 29, 2024	6,154,724	$12,309	$11,813,735	$(4,361,099)	$(499,718)	$6,965,227
Stock-based compensation	-	-	119,069	-	-	119,069
Net income	-	-	-	640,157	-	640,157
Balances at September 28, 2025	6,154,724	$12,309	$11,932,804	$(3,720,942)	$(499,718)	$7,724,453

		Common Stock	Additional	Accumulated
For the 13-week periods:	Shares	Amount	Paid-in Capital	Deficit	Treasury	Total
Balances at June 28, 2026	6,184,724	$12,369	$12,059,134	$(5,223,516)	$(499,718)	$6,348,269
Stock-based compensation	-	-	39,809	-	-	39,809
Net loss	-	-	-	(145,397)	-	(145,397)
Balances at September 27, 2026	6,184,724	$12,369	$12,098,943	$(5,368,913)	$(499,718)	$6,242,681

Balances at June 29, 2025	6,154,724	$12,309	$11,907,470	$(4,635,917)	$(499,718)	$6,784,144
Stock-based compensation	-	-	25,334	-	-	25,334
Net income	-	-	-	914,975	-	914,975
Balances at September 28, 2025	6,154,724	$12,309	$11,932,804	$(3,720,942)	$(499,718)	$7,724,453

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks ended,
	September 27, 2026	September 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(319,975)	$640,157
Adjustments to reconcile net income (loss) to net cash
provided by operating activities-
Depreciation and amortization	454,726	452,130
Amortization of debt issuance costs included in interest expense	2,700	2,700
Provision for uncollectible loans made to unconsolidated affiliates	158,000	-
Write off of deferred offering costs	168,630	-
Stock-based compensation	99,268	119,069
Unrealized gain on marketable securities	(119,269)	(500,124)
Realized investment gain	(374,910)	(312,954)
Loss on equity method investment	124,760	304,439
Write down of inventory - bottled water held for resale	374,000	-
Non-cash operating lease expense	(10,094)	32,876
Impairment charge of investment in related company	-	304,000
Gain on sale of assets	-	(122,231)
Changes in operating assets and liabilities
Receivables	28,486	18,629
Inventory	19,935	48,474
Prepaid expenses and other current assets	(118,372)	17,411
Other assets	(43,416)	16,401
Accounts payable	(9,209)	(411,585)
Accrued expenses	(94,166)	(206,592)
Net cash provided by operating activities	341,094	402,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(104,786)	(187,766)
Proceeds from sale of assets	-	550,231
Loans to unconsolidated affiliates	(443,195)	-
Loans to related company	-	(624,858)
Purchase of marketable securities	(1,210,740)	(3,625,712)
Proceeds from the sale of marketable securities	3,512,218	3,296,503
Purchase of inventory - bottled water held for resale	-	(339,511)
Net cash provided by (used in) investing activities	1,753,497	(931,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock option exercises	45,000	-
Principal payments on long-term debt	(140,178)	(145,364)
Payment of deferred offering costs	(18,180)	-
Net cash used in financing activities	(113,358)	(145,364)

CHANGE IN CASH AND CASH EQUIVALENTS	1,981,233	(673,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	846,167	1,951,415

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,827,400	$1,277,738

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$51,495	$54,789

See Notes to Condensed Consolidated Financial Statements

BT BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of BT Brands, Inc. and its subsidiaries (the “Company,” “we,” “our,” “us,” “BT Brands,” or “BT”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) requirements for Form 10-Q and Article 10 of Regulation S-X. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared on a basis consistent in all material respects with the accounting policies for the fiscal year ended December 28, 2025. In our opinion, all regular and recurring adjustments necessary for a fair presentation of our financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying Condensed Consolidated Financial Statements as of and for the quarter ended September 27, 2026, do not include all the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of December 28, 2025, and the related notes included in our Form 10-K for the fiscal year ended December 28, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Overview of Our Company

As of September 27, 2026, we owned and operated nine restaurants across multiple states in the Midwest, Massachusetts, and Florida, and held a minority ownership interest in an unconsolidated affiliate that operated an additional five restaurants, for a total of fourteen operating restaurant locations. BT Brands operating restaurants comprise the following:

●

Six Burger Time fast-food restaurants are located in the North Central region of the United States (collectively, “BTND”). Sioux Falls, South Dakota, Burger Time closed in 2024, a location in Ham Lake, Minnesota, closed in 2025, and a location in Minot, North Dakota, closed in July 2025.

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

Segment Reporting

The Company has determined that it operates as a single reportable segment based on the nature of its operations and the regulatory environment under which it operates. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (“CEO”). The CODM primarily reviews food, paper and labor costs when evaluating Company performance. The CODM evaluates performance and allocates resources based primarily on the net income and total assets, which are consistent with the amounts reported in the condensed consolidated statements of operations and condensed consolidated balance sheets.

Fiscal Year Periods

BT Brands' fiscal year is 52/53 weeks, ending on the Sunday closest to December 31. Most years consist of four 13-week accounting periods comprising a 52-week year. Fiscal 2025 was 52 weeks ended December 28, 2025, and Fiscal 2026 is 53 weeks ending January 3, 2027. References in this report for periods refer to the 39-week and 13-week periods in the respective fiscal periods.

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

Equity Method Investments

Investments in entities in which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss and dividends received. The Company’s share of the investee’s net income or loss is recognized in the condensed consolidated statements of operations as equity in net loss of affiliate.

Fair Value Measurements

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement, which establishes a three-level hierarchy for measuring fair value based on the observability of inputs used in valuation techniques. The three levels are defined as follows:

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

Marketable Securities

The summary of fair value measurements of marketable securities as of the respective dates is as follows:

	September 27, 2026		December 28, 2025
	Fair Value		Fair Value
	Carrying Amount	Level 1	Carrying Amount	Level 1
Common stocks	$1,442,759	$1,442,759	$3,269,333	$3,269,333
Listed limited partnership units	132,155	132,155	162,500	162,500
Exchange-traded funds	-	-	63,220	63,220
Debt securities	213,920	213,920	101,080	101,080
Total	$1,788,834	$1,788,834	$3,596,133	$3,596,133

We hold debt securities classified as trading securities. Trading debt securities are recorded at quoted market price (fair value) on the condensed consolidated balance sheets, with unrealized holding gains or losses recognized on the statement of operations.

The Company has a commitment to contribute up to an additional $62,500 for its investment with the listed limited partnership.

Receivables

Receivables consist of estimated rebates due from vendors.

Inventory

Inventory consists of food, beverages, and supplies and is stated at a lower of cost (first-in, first-out method) or net realizable value.

Deferred Offering Costs

Deferred offering costs consist primarily of legal, accounting, and other direct costs incurred in connection with the Company’s At-the-Market (“ATM”) equity offering program. The deferred offering costs are periodically evaluated for recoverability based on the Company’s expectation of completing future equity issuances. If it is determined that the related equity offering is no longer probable, the deferred costs will be expensed in the period in which such a determination is made. During the 13 weeks ended September 27, 2026, the Company wrote off its deferred offering costs. See further in Note 8 below.

As of September 27, 2026, and December 28, 2025, deferred offering costs totaled $0 and $150,450, respectively.

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

Income Taxes

The Company follows ASC 740 – Income Taxes, which requires the use of the asset and liability approach in accounting for income taxes. Deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. If necessary, we provide a valuation allowance to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as required.

As of September 27, 2026, we used a net combined federal and state rate of approximately 25% in estimating our current tax benefit. Given the recent losses, the Company has determined that sufficient uncertainty exists regarding the future realization of the deferred tax assets. Accordingly, a valuation allowance of approximately $1,090,000 has been recorded as of September 27, 2026, reducing the net deferred tax asset balance to zero. The Company will continue to assess the need for a valuation allowance in future periods. Should circumstances change and sufficient positive evidence emerge to support the realization of deferred tax assets, all or a portion of the valuation allowance may be reversed. As of December 28, 2025, the Company had approximately $2.8 million in federal operating tax loss carryforwards.

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

There were no dilutive common stock equivalents for the 13- and 39-week periods ended September 27, 2026 as their effect would be anti-dilutive. Diluted net income per common share for the 13- and 39-week periods ended September 28, 2025 reflects the impact of approximately 5,026 and 67 potentially dilutive common stock equivalents, respectively, related to stock options, as determined using the “Treasury Stock” method.

NOTE 2 – INTANGIBLE ASSETS

At September 27, 2026, and December 28, 2025, the value of acquired intangible assets subject to amortization consisted of the following:

	Estimated			Net
	Life	Original	Accumulated	Carrying
September 27, 2026	(Years)	Cost	Amortization	Value
Covenants not to compete	3	$100,000	$(77,778)	$22,222
Tradenames	15	344,000	(103,152)	240,848
		$444,000	$(180,930)	$263,070

	Estimated			Net
	Life	Original	Accumulated	Carrying
December 28, 2025	(Years)	Cost	Amortization	Value
Covenants not to compete	3	$100,000	$(41,542)	$58,458
Tradenames	15	344,000	(97,188)	246,812
		$444,000	$(138,730)	$305,270

The total remaining amortization of intangible assets, including the covenants not to compete, will approximate $14,100 in 2026, $36,800 in 2027, and $23,000 per year through 2036 and approximately $5,200 in 2037.

The total amortization expense was approximately $14,100 and $42,200, respectively, for the 13-week and 39-week periods in 2026. The total amortization expense was approximately $12,400 and $48,500, respectively, for the 13-week and 39-week periods in 2025.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 27, 2026	December 28, 2025

Land	$366,285	$366,285
Equipment	3,931,664	3,890,916
Building and leasehold improvements	2,476,409	2,412,371
Total property and equipment	6,774,358	6,669,572
Accumulated depreciation	(4,201,257)	(3,788,731)
Net	2,573,101	2,880,841
Less - property held for sale	(424,123)	(424,123)
Net property and equipment	$2,148,978	$2,456,718

Depreciation expense for the 39-week periods in 2026 and 2025 was approximately $413,000 and $404,000, respectively. For the 13-week periods in 2026 and 2025, the depreciation expense was approximately $139,000 in both periods.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 27, 2026	December 28, 2025

Accrued payroll and payroll taxes	$142,198	$225,866
Accrued sales taxes payable	64,647	54,231
Accrued real estate taxes	47,893	44,744
Accrued gift card liability	36,241	46,779
Accrued vacation pay	30,000	30,000
Other accrued expenses	6,722	20,247

	$327,701	$421,867

NOTE 5 - LONG-TERM DEBT

Our long-term debt is as follows:

	September 27, 2026	December 28, 2025
Three notes payable to a bank dated June 28, 2021, due in monthly installments totaling $22,213, including principal and interest at a fixed rate of 3.45% through June 28, 2031. Beginning in July 2031, the interest rate will equal the greater of the “prime rate” plus .75%, or 3.45%. These notes mature on June 28, 2036. The notes are secured by mortgages on seven owned properties, and are guaranteed by BT Brands and the CEO of the Company.	$1,976,344	$2,116,522
Less: unamortized debt issuance costs	(22,699)	(25,399)
Less: current maturities	(201,706)	(191,531)

	$1,751,939	$1,899,592

NOTE 6 - STOCK-BASED COMPENSATION

In 2019, we adopted the BT Brands, Inc. 2019 Incentive Plan (the “Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance stock units, and other stock and cash awards to eligible participants. As of September 27, 2026, 543,250 shares were available for grant under the 2019 Incentive Plan.

In July 2026, the Board approved the grant of 180,000 stock options, with a strike price equal to the closing price of the Company’s stock on the date of grant. The stock options were granted to the Company’s CEO, an employee of the Company and who is deemed to be a related party due to being a family member of the CEO, an external consultant, and three independent Board members. Grants made to the Company’s CEO and his family member had a strike price equal to 110% of the closing price of the Company’s stock on the date of grant.

In April 2026, the Board amended vesting terms for certain Board members, an employee of the Company, who is deemed to be a related party, and an external consultant. The amended vesting terms were such that all outstanding stock options as of the date of this amendment became immediately vested and exercisable.

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

In 2023, outside of the plan, we granted a consultant a warrant to purchase 100,000 shares at $2.50 per share, exercisable for seven years. The warrant vests monthly over five years, provided the consultant continues in this capacity. Assuming the consulting agreement runs full term, we project that approximately $80,000 in stock-based compensation will be recognized, with $32,000 recognized next year and $16,000 recognized in 2028.

Stock-based compensation expense, equal to the fair value of the options at the grant date, is recognized in general and administrative expense over the applicable service period. Total stock-based compensation expenses for stock options and warrants for the 39-week periods in 2026 and 2025 were approximately $99,000 and $119,000, respectively. As of September 27, 2026, we estimated that approximately $153,000 in stock-based compensation expense for stock options, including consultant warrants, would be recognized approximately over the next four years: $15,000 in 2026, and $58,000 in 2027, $40,000 in 2028, $26,000 in 2029, and $14,000 in 2030.

At the date of grant, the Board of Directors determines the vesting provision in each agreement. Generally, stock options granted to employees and directors vest 20% upon grant and 20% each year for 4 years, and options expire ten years from the date of the grant.

We utilize the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

•	Stock price – Published trading market values of the Company’s common stock as of the grant date.
•	Exercise price – The stated exercise price of the stock option.
•	Expected life – The simplified method.
•	Expected dividend – The rate of dividends expected to be paid over the term of the stock option.
•	Volatility – Estimated volatility.
•	Risk-free interest rate – The daily United States Treasury yield curve rate corresponding to the expected life of the award.

Information regarding our stock options is summarized below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Term	Intrinsic
39-Week period ended September 27, 2026	of Options	Exercise Price	(in Years)	Value

Options outstanding at December 28, 2025	381,750	$2.39	5.9	$-
Granted	180,000	1.13	4.8	-
Exercised	(30,000)	1.50		-
Cancelled, forfeited, or expired	(75,000)	2.50		-
Options outstanding at September 27, 2026	456,750	$1.95	5.0	$-
Options exercisable at September 27, 2026	277,743	$2.27	4.8	$-

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Term	Intrinsic
39-Week period ended September 28, 2025	of Options	Exercise Price	(in Years)	Value

Options outstanding at December 29, 2024	339,250	$2.53	7.3	$-
Granted	62,500	1.50	6.8	-
Exercised	-	-		-
Cancelled, forfeited, or expired	(20,000)	2.50		-
Options outstanding at September 28, 2025	381,750	$2.39	6.1	$-
Options exercisable at September 28, 2025	251,889	$2.47	5.8	$-

On February 27, 2023, the Company finalized a Contingent Incentive Share Award with senior executives. The Contingent Incentive Share Award provides that so long as the Company’s publicly traded warrants are outstanding, senior management of the Company will be deemed to earn an aggregate award of 250,000 shares of common stock as an award upon the Company’s share price reaching $8.50 per share for 20 consecutive trading days, provided, however, participants must be employed by the Company at the time the Incentive Shares are earned. The total expense associated with this award was $265,000 and was fully expensed in 2025. In connection with the resignation of the Company’s Chief Financial Officer in May 2026, his award of 100,000 shares was forfeited. The award of 150,000 shares granted to the Company’s CEO will terminate on November 16, 2026, upon expiration of the warrants issued in the Company’s initial public offering. See further in Note 11 below.

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

The lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $624,000. The operating lease liability was approximately $425,000 as of September 27, 2026, and $459,000 as of December 28, 2025, discounted using a rate of 3.75% and is reflected as operating lease liabilities in the accompanying condensed consolidated balance sheets.

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

The operating lease liability related to the PIE lease as of September 27, 2026, was approximately $699,000 and approximately $772,000 as of December 28, 2025, discounted using a rate of 5.0% and is reflected as operating lease liabilities in the accompanying condensed consolidated balance sheets.

In May 2024, in connection with the acquisition of Schnitzel Haus, the Company assumed the remaining 44 months of the restaurant’s 4,200-square-foot lease, with a monthly base rent of approximately $4,700.

The Schnitzel Haus lease is accounted for as an operating lease. At lease commencement, the Company recorded a right-of-use asset and corresponding operating lease liability of approximately $182,000. The operating lease liability related to this lease was approximately $75,000 as of September 27, 2026, and approximately $123,000 as of December 28, 2025, discounted using a rate of 6.5%, and is reflected as a liability in the accompanying condensed consolidated balance sheets.

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

Given the outstanding litigation seeking acceleration of unpaid rent under the lease, as of September 27, 2026 and December 28, 2025, the Company has included a net lease liability of approximately $209,000, representing the total unpaid lease payments under the full lease term.

The ultimate resolution of the matter is subject to ongoing litigation and may differ from the amounts recorded.

The following table presents future minimum lease payments under the Company’s operating leases as of September 27, 2026, including amounts related to the PIE lease, assuming exercise of the initial five-year renewal option. During the first fiscal quarter of 2026, the Company exercised the initial five-year renewal option.

Lease Payments
2026 remaining	$238,871
2027	318,095
2028	209,233
2029	215,513
2030	221,978
Thereafter	366,663
Total future minimum lease payments	1,570,353
Less: interest	(162,415)
Present value of lease obligation	$1,407,938

The weighted-average remaining lease term of the Company’s operating leases as of September 27, 2026 was approximately 5.0 years, and the weighted-average discount rate was approximately 4.6%.

The Company is unable to readily determine the interest rate implicit in its leases. Therefore, the discount rate used represents the Company’s estimated incremental borrowing rate at lease commencement for a similar term, collateralized by the leased assets.

The total operating lease expenses for the third 13-week period in 2026 and 2025 were approximately $66,000 and $144,000, respectively. In the 2026 and 2025 respective 39-week periods, operating lease expenses totaled approximately $192,000 and $291,000. Cash paid for leases during the 13 weeks ending September 27, 2026, totaled approximately $68,000, and in the 13 weeks ending September 28, 2025 it totaled approximately $111,000. Cash paid for leases was approximately $204,000 and $258,000 for the 2026 and 2025 39-week periods, respectively. Variable expenses for lease properties were approximately $4,000 in the 13 weeks in 2026 and $16,000 in the 13 weeks of 2025. Variable lease expenses were approximately $15,000 and $42,000 in the 39-week periods in 2026 and 2025, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

On November 12, 2021, the Company completed a public offering of Units consisting of one share of common stock and one five-year stock purchase warrant to purchase one common share at $5.50. The Company has the right to redeem the warrants under certain conditions. The net proceeds from the offering were $10,696,575. The warrants issued in the offering expire on November 16, 2026. See further in Note 11 below.

On June 6, 2024, we authorized a stock repurchase program, under which we may repurchase up to 625,000 shares, or approximately 10.0%, of our currently issued and outstanding common stock (the “2024 Share Repurchase Program”). We have not established any maximum aggregate price to be paid for shares that we repurchase. As of September 27, 2026, we have repurchased 306,394 shares, including 91,394 shares under the 2024 Share Repurchase Program. We may purchase up to an additional 533,606 shares under the 2024 Share Repurchase Program. We are purchasing the shares with available cash. We may purchase shares of our common stock from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. Our purchases may be executed through open-market purchases, unsolicited or solicited privately negotiated transactions, or other transactions. The 2024 Share Repurchase Program does not obligate us to repurchase any specific number of shares and may be suspended, modified, or terminated at any time without prior notice. The 2024 Share Repurchase Program does not include a time limitation on when repurchases may occur.

Upon the announcement of a potential merger transaction, we suspended the 2024 Share Repurchase Program. Prior to suspending the 2024 Share Repurchase Program, we had not purchased any shares of common stock under the 2024 Share Repurchase Program during 2025 and 2026.

Potential Sale and Issuance of Stock

On December 13, 2024, as amended on November 21, 2025, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC (“Maxim”) to sell shares of the Company’s common stock, par value $0.002 per share, subject to the maximum aggregate sales proceeds of up to $3,565,880 pursuant to the applicable prospectus supplement, from time to time, through an “at the market offering” program under which Maxim will act as sales agent.

On May 14, 2026, the Company terminated the Distribution Agreement. Under the terms of the Distribution Agreement, the Company could from time to time offer and sell shares of its common stock, par value $0.002 per share, through or to Maxim, as sales agent or principal, in an at-the-market offering. The Company elected to terminate the Agreement in accordance with its terms. The Company did not offer or sell any shares thereunder. The Company did not incur any termination penalties in connection with the termination of the Distribution Agreement. In connection with the termination of this Distribution Agreement, the Company expensed the associated deferred offering costs of $168,630 as of September 27, 2026, which is recorded within “Abandoned Offering Costs” in the condensed consolidated statements of operations.

NOTE 9 - RELATED PARTY TRANSACTIONS

NGI Corporation

Equity Investment and Impairment

Prior to 2025, the Company held a minority equity investment in NGI Corporation (“NGI”) with an aggregate carrying value of $304,000. During fiscal 2025, the Company evaluated the recoverability of this investment and identified impairment indicators, including recurring operating losses at NGI and its limited access to capital. As a result, the Company determined the investment was impaired and recorded a full impairment charge of $304,000, reducing the carrying value to zero. As of September 27, 2026 and December 28, 2025, the Company has no remaining carrying value related to its equity investment in NGI.

Loans, Foreclosure, and Inventory Acquisition

The Company previously provided loans to NGI and, in connection with those arrangements, obtained a senior secured interest in substantially all of NGI’s assets. During fiscal 2025, the Company advanced additional funds and funded certain costs related to aluminum bottled water inventory.

Effective December 26, 2025, the Company exercised its rights under the loan agreements and foreclosed on the collateral securing the loans. As a result, the Company obtained control of bottled water inventory, which is recorded within current assets as “Inventory – bottled water held for resale.”

The inventory of bottled water held for resale is carried at the lower of cost or net realizable value. As of December 28, 2025, the Company recorded a write-down of approximately $217,000 to reflect the estimated net realizable value. During the 13-week period ending June 28, 2026, the Company recorded a write-down of approximately $174,000, and during the 13-week period ending September 27, 2026, the Company recorded an additional write-down of approximately $200,000, which results in total write-downs recorded in the 39-week period ending September 27, 2026 of $374,000, to reflect the estimated net realizable value as of September 27, 2026 of $200,000. These write downs are included in Other Income (Expense) on the Condensed Consolidated Statements of Operations.

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

The Company advanced a total of approximately $224,000 and $443,000, respectively, to BDVB during the 13-week and 39-week periods ending September 27, 2026, pursuant to authorization from the Company’s Board of Directors to provide funding pursuant to a financing facility bearing interest at 12%, accrued monthly, and callable upon demand. These advances represent additional financial support. As a result, the Company resumed recognition of its share of BDVB’s losses to the extent of this additional investment. As a result of a net loss generated in the 13-week and 39-week periods ending September 27, 2026, the Company reduced its note receivable from BDVB by approximately $108,000 and $133,000 during the 13-week and 39-week periods ended September 27, 2026, respectively. Additionally, given the operating losses generated by BDVB in the 2026 periods as shown below, the Company recorded an allowance of $158,000 against the note receivable from BDVB on the condensed consolidated balance sheets as of September 27, 2026.

The Company will continue to recognize its share of BDVB’s earnings or losses only to the extent of its net investment balance, including any additional financial support provided. Any share of losses in excess of the Company’s investment balance will not be recognized unless the Company commits to further financial support or guarantees obligations of BDVB.

During the first quarter of fiscal 2026, BDVB sold its closed leasehold interest in Chesterfield, Michigan, for approximately $400,000, consisting of cash and notes receivable. BDVB recognized a gain of approximately $360,000 related to this transaction.

The following tables present unaudited summary financial information of BDVB as of and for the periods indicated, as reported by BDVB:

	September 27,	December 28,
Balance Sheet Information	2026	2025
Total current assets	$280,738	$173,665
Total non-current assets, net	1,599,384	1,650,670
Total assets	$1,880,122	$1,824,335

Current liabilities	$562,844	$615,819
Total non-current liabilities	1,377,568	1,136,980
Total liabilities	$1,940,412	$1,752,799
Stockholders' equity	(60,290)	71,536
Total liabilities and stockholders' equity	$1,880,122	$1,824,335

	39 Weeks Ended	39 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	$4,290,087	$4,619,724	$1,343,845	$1,483,214
Depreciation and amortization	(32,658)	(239,397)	(10,886)	(80,799)
Other costs and expenses	(4,751,245)	(5,141,642)	(1,598,967)	(1,663,092)
Operating loss	(493,816)	(761,315)	(266,008)	(260,677)
Gain on sale of assets	361,991	-	-	-
Net income (loss)	$(131,825)	$(761,315)	$(266,008)	$(260,677)

Gary Copperud, the Chief Executive Officer and a director of the Company also serves as the president and a director of Bagger Dave’s Burger Tavern, Inc. BT Brands owns approximately 40.7% of the outstanding shares of Bagger Dave’s. The investment is accounted for on the equity method. In 2025 through the third quarter of 2026, officers of BT Brands received no compensation from Bagger Dave’s and there were no additional related party transactions.

NOTE 10 – CONTINGENCIES

The Company accounts for loss contingencies in accordance with ASC 450 – Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but cannot be reasonably estimated, or if a loss is at least reasonably possible, the Company provides disclosure but does not record an accrual.

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

As of December 28, 2025, the Company wrote off the remaining $215,000 book value of the right-of-use asset attributable to the lease. The recorded liability of $209,000 does not reflect any reduction for the landlord’s mitigation obligation or the Company’s potential recovery from the assignee. The ultimate outcome will be determined through litigation or negotiated settlement and may differ materially from the amount recorded. Management will continue to evaluate the matter as additional information becomes available.

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

Other Matters

In the ordinary course of business, the Company may be subject to claims, legal proceedings, and regulatory matters arising from its operations, including employment practices, contractual disputes, personal injury claims, food safety matters, and other matters typical of the restaurant industry. As of September 27, 2026, the Company was not a party to any material pending legal or regulatory proceedings other than the Village Bier Garten lease litigation and the Aero Velocity dispute described above. The outcome of any such matter is inherently uncertain.

NOTE 11 – SUBSEQUENT EVENTS

Expiration of Publicly Traded Warrants

The Company’s publicly traded warrants (Nasdaq: BTBDW) were issued in its November 2021 public offering. Under the Warrant Agreement dated November 16, 2021 between the Company and Continental Stock Transfer & Trust Company, as warrant agent, they will expire at 5:00 p.m., New York City time, on November 16, 2026. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.50 per share. The warrants may not be extended without the consent of each holder, and the Company does not intend to extend them. As of the date of this report, 13,612 warrants had been exercised. 2,746,388 warrants were outstanding as of September 27, 2026. Each warrant not exercised by the expiration time will become void. Nasdaq will suspend trading in the warrants as of the close of business on November 13, 2026, and has advised the Company that it will file a Form 25 with the Securities and Exchange Commission to remove the warrants from listing. The expiration of the warrants will have no effect on the Company’s common stock, which continues to trade on The Nasdaq Capital Market under the symbol “BTBD.”

Termination of Contingent Incentive Share Award

As described in Note 6, under the Contingent Incentive Share Award finalized on February 27, 2023, senior management would earn an aggregate of up to 250,000 shares of common stock if the Company’s share price reached $8.50 per share for 20 consecutive trading days while the Company’s publicly traded warrants remained outstanding. Following the forfeiture of 100,000 shares in connection with the resignation of the Company’s former Chief Financial Officer in May 2026, up to 150,000 shares remain subject to the award. If the performance condition is not met before the warrants expire, the award will terminate upon the expiration of the warrants on November 16, 2026, and no shares will be issued under it. The award’s total expense of $265,000 was fully recognized in prior periods.

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

Introduction

As of September 27, 2026, we owned and operated nine restaurants. In addition, we held a non-controlling 40.7% ownership interest in Bagger Dave’s Burger Tavern, Inc. (“BDVB”), an unconsolidated affiliate that operated five restaurant locations as of September 27, 2026. BT Brands owned restaurant portfolio consisted of nine restaurant locations, comprised of

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

We estimate that the average customer transaction at Burger Time restaurants did not change significantly in the first three quarters of 2026 compared to fiscal 2025, and based on our analysis, it is approximately $18. We continually evaluate menu pricing to manage gross margins amid fluctuating input costs. Our operating environment remains highly competitive, and numerous factors, including consumer demand, pricing sensitivity, competition, and broader economic conditions, influence sales trends.

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

Results of Operations for the Thirteen Weeks Ended September 27, 2026 and the Thirteen Weeks Ended September 28, 2025

Summary

The following table sets forth our Condensed Statements of Operations and percentages of total sales for the thirteen-week fiscal periods. The percentages below may not reconcile because of rounding.

	13 Weeks Ended		13 Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	%	Amount	%
SALES	$3,774,196	100.0%	$3,853,682	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	1,172,818	31.1	1,176,619	30.5
Labor costs	1,309,742	34.7	1,290,108	33.5
Occupancy costs	325,879	8.6	332,984	8.6
Other operating expenses	262,955	7.0	231,761	6.0
Depreciation and amortization expenses	151,575	4.0	151,010	3.9
General and administrative expenses	418,422	11.1	178,389	4.6
Gain on sale of asset	-	-	(242,231)	(6.3)
Total costs and expenses	3,641,391	96.5	3,118,640	80.9
Income from operations	132,805	3.5	735,042	19.1

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES	(279,921)	(7.4)	462,020	12.0
REALIZED INVESTMENT GAIN	518,809	13.7	138,890	3.6
INTEREST AND DIVIDEND INCOME	14,091	0.4	31,866	0.8
INTEREST EXPENSE	(16,727)	(0.4)	(16,385)	(0.4)
IMPAIRMENT OF EQUITY INVESTMENT IN RELATED COMPANY	-	-	(304,000)	(7.9)
ABANDONED OFFERING COSTS	(168,630)	(4.5)	(1.7)	-
OTHER EXPENSE	(245,812)	(6.5)	(32,724)	(0.8)
EQUITY IN NET LOSS OF AFFILIATE	(100,012)	(2.6)	(99,734)	(2.6)
INCOME (LOSS) BEFORE TAXES	(145,397)	(3.9)	914,975	23.7
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET INCOME (LOSS)	$(145,397)	(3.9)%	$914,975	23.7%

Net loss for the thirteen weeks ended September 27, 2026, was $145,397, compared to net income $914,975 for the prior year period. The decrease between periods was primarily attributable to an unrealized loss of $279,921 on marketable securities during the current period, compared to an unrealized gain of $462,020 in the prior year period, as well as the write-down and storage expense related to inventory of bottled water held for resale, a gain on the sale of an asset in the 2025 period, the expensing of the Company’s deferred offering costs, and reserves placed on advances to BDVB in the 2026 period, partially offset by an impairment of an equity investment recognized in the 2025 period.

Changes in the fair value of our marketable securities can result in significant unrealized gains or losses from period to period. Unrealized gains and losses are non-cash and do not affect cash flows unless and until the applicable securities are sold.

The Company also recorded a write down on its inventory of bottled water held for resale of approximately $200,000 in the 13-week period ended September 27, 2026.

Sales:

Net sales for the third fiscal quarter of 2026 decreased by approximately $79,000 to approximately $3.8 million from $3.9 million in fiscal 2025. The decrease primarily resulted from a decline in Burger Time sales during the quarter. Our various restaurants each experience unique seasonal sales patterns.

Costs of Sales - food and paper:

Cost of sales – food and paper – for the third quarter of fiscal 2026 increased as a percentage of restaurant sales to 31.1% from 30.5% in the third quarter of fiscal 2025. This increase was the result of moderate inflationary pressures on food costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all costs associated with the operation of our restaurants, excluding general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased to 81.4% in the third quarter of 2026 from 78.7% in the comparable period of 2025. The increase resulted from the matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections above and below.

Labor Costs:

For the third quarter of fiscal 2026, labor and benefits costs increased as a percentage of restaurant sales to 34.7% as compared to 33.5% in fiscal 2025. The increase resulted from a minor increase in wages on a lower revenue base.

Occupancy and Other Operating Expenses:

For the third quarter of 2026, occupancy and other expenses increased to 15.6% of sales from 14.6% in 2025, due to the impact of a sales decrease as well as store-specific costs.

Depreciation and Amortization Expense:

For the third quarter of 2026, depreciation and amortization expenses were $151,575 (4.0% of sales), which is consistent with the prior year amount of $151,010 (3.9% of sales).

General and Administrative Expenses:

General and administrative expenses in the third quarter of 2026 were $418,422, an increase of approximately $240,000 from the previous year’s third quarter of $178,389. General and administrative expenses were 11.1% of sales, an increase from 4.6% in the previous year. The increase is primarily the result of the reserve placed on amounts advanced to BDVB.

Income from Operations:

Income from operations in the third quarter of 2026 was $132,805, as compared to $735,042 in the third quarter of 2025, partially due to a gain on sale of asset recognized in the 2025 period and the items discussed in the “Sales,” “General and Administrative Expenses,” and “Restaurant Operating Costs” sections above.

Results of Operations – Thirty-nine Weeks Ended September 27, 2026 Compared to the Thirty-nine Weeks Ended September 28, 2025

Overview of Results

The following table presents our Condensed Consolidated Statements of Operations and the percentages of total sales for the thirty-nine-week fiscal periods. The percentages below may not reconcile because of rounding.

	39 Weeks Ended		39 Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	%	Amount	%
SALES	$10,168,695	100.0%	$10,864,445	100.0%

COSTS AND EXPENSES
Restaurant operating expenses
Food and paper costs	3,268,326	32.1	3,626,168	33.4
Labor costs	3,679,368	36.2	3,882,608	35.7
Occupancy costs	975,249	9.6	944,699	8.7
Other operating expenses	672,127	6.6	672,866	6.2
Depreciation and amortization expenses	454,726	4.5	452,130	4.2
General and administrative expenses	1,119,520	11.0	1,160,480	10.7
Gain on sale of asset	-	-	(242,231)	(2.2)
Total costs and expenses	10,169,316	100.0	10,496,720	96.6
Income (loss) from operations	(621)	(0.0)	367,725	3.4

UNREALIZED GAIN ON MARKETABLE SECURITIES	119,269	1.2	500,124	4.6
REALIZED INVESTMENT GAIN	374,910	3.7	312,954	2.9
INTEREST AND DIVIDEND INCOME	50,990	0.5	112,833	1.0
INTEREST EXPENSE	(54,195)	(0.5)	(57,489)	(0.5)
IMPAIRMENT OF EQUITY INVESTMENT IN RELATED COMPANY	-	-	(304,000)	(2.8)
ABANDONED OFFERING COSTS	(168,630)	(1.7)	-	-
OTHER INCOME (EXPENSE)	(516,938)	(5.1)	12,449	0.1
EQUITY IN NET LOSS OF AFFILIATE	(124,760)	(1.2)	(304,439)	(2.8)
INCOME (LOSS) BEFORE TAXES	(319,975)	(3.1)	640,157	5.9
INCOME TAX (EXPENSE) BENEFIT	-	-	-	-
NET INCOME (LOSS)	$(319,975)	(3.1)%	$640,157	5.9%

Net loss for the thirty-nine weeks ended September 27, 2026, was $319,975, compared to net income of $640,157 for the prior year period. This reduction was primarily attributable to the reduction in unrealized gain on marketable securities as compared to the prior period, as well as write-down and storage expense related to the inventory of bottled water held for resale, a gain on sale of asset recognized in the 2025 period, the expensing of the Company’s deferred offering costs, and reserves placed on advances to BDVB in 2026, partially offset by an impairment of an equity investment recognized in the 2025 period.

Changes in the fair value of our marketable securities can result in significant unrealized gains or losses from period to period. Unrealized gains and losses are non-cash and do not affect cash flows unless and until the applicable securities are sold.

Sales:

Sales for the thirty-nine-week period ended September 27, 2026 decreased by approximately $696,000 to approximately $10.2 million from $10.9 million in fiscal 2025. The decrease resulted from a decline in Burger Time sales during the 2026 period as compared to the 2025 period, as well as the closure of the Minot Burger Time location in mid-2025. Our various restaurants each experience unique seasonal sales patterns.

Costs of Sales - food and paper:

Cost of sales – food and paper – decreased as a percentage of restaurant sales to 32.1% from 33.4% in the comparable 2025 period. This decrease was the result of menu changes, including the switch to “hand-cut” fries at Burger Time, combined with only moderate inflationary pressures on food costs.

Restaurant Operating Costs:

Restaurant operating costs (which refer to all costs associated with the operation of our restaurants, excluding general and administrative expenses and depreciation and amortization) as a percentage of restaurant sales increased slightly to 84.5% from 84.0% in the comparable period of fiscal 2025. The increase in percentage resulted primarily from lower sales as compared to the 2025 period, and other matters discussed in the “Cost of Sales - food and paper,” “Labor Costs,” and “Occupancy and Other Operating Costs” sections above and below.

Labor Costs:

Labor and benefits costs increased as a percentage of restaurant sales to 36.2% from 35.7% in the comparable 2025 period. The increase resulted from lower sales, including the impact of minimum staffing levels, which were offset by a concerted effort to monitor scheduling and actual hours across all locations.

Occupancy and Other Operating Expenses:

Occupancy and other expenses increased to 16.2% of sales from 14.9% in 2025, primarily due to the impact of a sales decrease on fixed costs.

Depreciation and Amortization Expense:

Depreciation and amortization expenses were $454,726 (4.5% of sales), a slight increase from the prior year of $452,130 (4.2% of sales).

General and Administrative Expenses:

General and administrative expenses were $1,119,520, a decrease of approximately $41,000 from the comparable period in 2025 of $1,160,480. The decrease is primarily the result of focused cost cutting initiatives implemented in 2026. General and administrative expenses were 11.0% of sales, an increase from 10.7% in the previous period.

Income (loss) from operations:

Loss from operations was $621, as compared to income from operations of $367,725 in the comparable period in 2025, mainly due to the comparable period in 2025 including a gain on the sale of an asset of $242,231, as well as the items discussed in the “Sales,” and “Restaurant Operating Costs” sections above.

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

	39 Weeks Ended	39 Weeks Ended	13 Weeks Ended	13 Weeks Ended
Restaurant-level EBITDA	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Sales	$10,168,695	$10,864,445	$3,774,196	$3,853,682
Reconciliation:
Income (loss) from operations	(621)	367,725	132,805	735,042
Depreciation and amortization	454,726	452,130	151,575	151,010
Gain on sale of assets	-	(242,231)	-	(242,231)
General and administrative - corporate-level expenses	1,119,520	1,160,480	418,422	178,389
Restaurant-level EBITDA	$1,573,625	$1,738,104	$702,802	$822,210
Restaurant-level EBITDA margin %	15.5%	16.0%	18.6%	21.3

Liquidity and Capital Resources

We had $4.6 million in cash and marketable securities and net working capital of $4.4 million, which is a decrease of approximately $247,000 from what we had in net working capital as of December 28, 2025. The Company maintains a portfolio of marketable securities, the value of which is subject to market volatility. As a result, the Company may continue to recognize significant unrealized gains or losses in future periods, which could materially impact reported net income but would not directly affect cash flows unless such investments are sold.

Unforeseen public health matters may again impact the United States at any time, and recently announced tariffs may impact the economy in the future. It is difficult to predict the United States economy in general, the impact on the quick service drive-through segment of the food service industry, and our operating results and financial condition.

Although we had approximately $4.4 million of working capital at September 27, 2026, our working capital may fluctuate based on operating performance, investment activity, capital expenditures, acquisitions and other strategic transactions. Our primary sources of liquidity and cash flow are operating cash flows and cash on hand. We use this to service debt, maintain our stores’ efficient operations, and increase our working capital. Our working capital position benefits from the fact that we collect cash from our customers at the point of purchase or within a few days through our credit card processor; generally, payments to our vendors are not due for 30 days.

Summary of Cash Flows

Cash Flows Provided by Operating Activities

Operating cash flow for the 39 weeks ending September 27, 2026, was approximately $341,000, primarily reflecting the Company’s operating results and changes in net working capital during the period.

Cash Flows Provided by (Used in) Investing Activities

Cash flow from investing activities is primarily the net result of our short-term investments. We have worked to improve our existing businesses, and we may pursue acquisitions in the food service and related industries, as well as other potential mergers.

Cash Flows Used in Financing Activities

A significant portion of our cash flow used in financing activities is allocated to service our debt.

Contractual Obligations

As of September 27, 2026, we had $3.4 million in contractual obligations, including $2.0 million for amounts due under mortgages on the real property on which our stores are situated and $1.4 million in operating lease obligations related to our recent acquisitions. Our monthly required payments on lease and mortgage obligations are approximately $53,000.

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

Management, with the participation of Gary Copperud, our Chief Executive Officer, who serves as both our principal executive officer, principal financial officer, and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, and in light of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, Mr. Copperud concluded that our disclosure controls and procedures were not effective as of September 27, 2026.

(2) Changes in Internal Control over Financial Reporting

In addition to the matters discussed previously, the Company is considering utilizing outside consultants as an extension of management, potentially to assist in the accounting for significant acquisitions. In recent years, the Company has not completed any acquisitions.

Effective May 26, 2026, Kenneth Brimmer resigned as the Company's Chief Financial Officer, principal financial officer and principal accounting officer. Following Mr. Brimmer's resignation, Gary Copperud, our Chief Executive Officer, was designated as the Company’s principal financial officer and principal accounting officer effective August 5, 2026. Management evaluated the effect of these changes on the Company's internal control over financial reporting. Based on that evaluation, management concluded that these changes did not materially affect, and are not reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Use of Proceeds

Since the closing of the Company’s initial public offering in November 2021, the Company has used the proceeds received from the sale of securities for general working capital purposes and to acquire (i) the restaurant assets of Keegan’s Seafood Grille ($1,150,000), (ii) Pie in the Sky Bakery and Coffee Shop ($1,160,000), (iii) a 40.7% of the outstanding shares of common stock of Bagger Dave’s ($1,260,000), (iv) the Village Bier Garten, (now closed) and (v) Schnitzel Haus ($943,000).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 27, 2026, none of the Company's directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description	Location Reference
10.14	Amendment No. 1 to BT Brands, Inc. 2019 Incentive Plan.	Filed herewith
31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026.

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

BT BRANDS, INC.

Date: November 12, 2026	By:	/s/ Gary Copperud
	Name:	Gary Copperud
	Title:	Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

